Form 10QSB
period 2000-03-31
NEW YORK REGIONAL RAIL CORP
filed 2000-05-31
CIK 1020173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



 QUARTERLY REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000


                        Commission file number: 000-28583


                       NEW YORK REGIONAL RAIL CORPORATION
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                    13-3081571
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)



                        4302 First Ave Brooklyn, NY 11232
          (Address of principal executive offices, including zip code)


                                 (718) 788-3690
                           (Issuer's telephone number)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 14 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]


There were 168,220,300 shares of the Registrant's Common Stock outstanding ad of March 31, 2000

                                      INDEX

Part  I:          Financial Information

Item 1.           Financial Statements:

         Unaudited Consolidated Balance Sheets - as of March 31, 2000 and
         December 31, 1999....................................................3

         Unaudited Consolidated Statements of Operations, Three Months Ended
         March 31, 2000 and March 31, 1999....................................4

         Unaudited Consolidated Statement of Cash Flows, Three Months Ended
         March 31, 2000 and March 31, 1999....................................5

         Notes to Consolidated Financial Statements.........................6-11

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............12

Part II:          Other Information..........................................13

         Item 1.  Legal Proceedings..........................................13

         Item  2. Change in Securities.......................................13

         Item  3. Defaults Upon Senior Securities............................13

         Item  4. Submission of matters to a vote
                           of Security Holders...............................13

         Item  5. Other Information..........................................13

         Item  6. Exhibits and Reports on Form 8-K...........................13


Signatures...................................................................13

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                     March 31,      December 31,
                                                       2000            1999
                                                    -----------     ------------
                                                    (Unaudited)

CURRENT ASSETS:
 Cash                                              $   126,807      $   211,512
 Accounts receivable -
  trade, net of allowance
  for doubtful accounts of $58,715                     633,769          693,506
 Other current assets                                  463,507          413,015
                                                    -----------     ------------
  TOTAL CURRENT ASSETS                               1,224,083        1,318,033

PROPERTY AND EQUIPMENT,
 net of accumulated
 depreciation and amortization                       4,144,690        4,147,575

OTHER ASSETS                                            87,825           90,625
                                                    -----------     ------------

                                                   $ 5,456,598      $ 5,556,233
                                                    ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable
  and accrued expenses                             $ 2,768,319     $  3,285,386
 Notes payable and
  current maturities of long term debt               2,179,271        2,615,927
 Payroll and payroll taxes payable                     665,151          564,577
                                                    -----------     ------------
         TOTAL CURRENT LIABILITIES                   5,612,741        6,465,890
                                                    -----------     ------------

LONG TERM DEBT, NET OF CURRENT MATURITIES              733,172          758,551

MINORTY INTEREST                                       301,604          276,750

STOCKHOLDERS' EQUITY:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 168,220,300 shares             16,822           16,096
 Preferred stock series B convertible                1,250,000        1,250,000
 Additional paid-in capital                          9,456,282        8,518,890
 Accumulated deficit                               (11,914,023)     (11,729,944)
                                                    -----------     ------------
 TOTAL STOCKHOLDERS' EQUITY                         (1,190,919)      (1,944,958)
                                                    -----------     ------------

                                                   $5,456,598      $  5,556,233
                                                   ============     ============


                 The accompanying notes are an integral part of
                           the financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended March 31,
                                  ----------------------------------
                                        2000              1999
                                  ----------------------------------
                                     (Unaudited)       (Unaudited)


OPERATING REVENUES                $   2,402,104      $    191,809

OPERATING EXPENSES                    2,147,819           258,795
                                    -------------      -----------

INCOME (LOSS)
 FROM OPERATIONS                        254,285           (66,986)
                                    -------------      -----------

ADMINISTRAIVE EXPENSES                  322,798           178,393
                                    -------------      -----------

LOSS FROM OPERATIONS                    (68,513)         (245,379)

INTEREST EXPENSE                        (64,710)          (23,031)
                                    -------------      -----------

NET LOSS BEFORE
 MINORITY INTEREST                     (133,223)         (268,410)

MINORITY INTEREST
 IN INCOME OF SUBSIDIARY                (50,856)          (21,618)
                                    -------------      -----------

NET LOSS                          $    (184,079)     $   (290,028)
                                    =============      ===========

LOSS PER  COMMON SHARE
 - BASIC AND DILUTED              $      (0.001) $         (0.002)
                                    =============      ===========

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES            168,220,300       148,028,812
                                    =============      ===========





                 The accompanying notes are an integral part of
                           the financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000           1999
                                                    ----------------------------
                                                        (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $   (133,223)   $(246,792)
                                                          ---------    ---------
 Adjustments  to  reconcile
  net loss to net cash  (used  in)  provided  by
  operating activities:
 Depreciation and amortization                              78,550       94,000
 Minority interest in subsidiary earnings                   50,856      (21,618)

 Changes in assets and liabilities:
  Increase (decrease) in accounts receivable                59,737      (15,062)
  Decrease in current assets                                (3,397)        -
  Increase in accounts payable                            (604,625)     (94,749)
  Decrease in accrued expenses                               7,421         -
  Decrease in payroll taxes payable                        100,574         -
  Increase in deferred rent                                 (1,811)        -
                                                          ---------    ---------
                                                          (312,695)     (37,429)
                                                          ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                     (445,918)    (284,221)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                      (72,865)      (4,877)
                                                          ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                      (72,865)      (4,877)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long term debt                                (24,965)     134,495
 Payments of convertible notes - other                    (286,000)        -
 Payments of convertible notes - related party            (300,000)        -
 Proceeds from other current debt- related party           320,000         -
 Payments of other current debt - other                   (170,656)        -
 Advances to affiliates                                       -         (63,754)
 Proceeds from issuance of capital stock                   895,700      212,550
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        434,079      283,291
                                                          ---------    ---------

NET DECREASE IN CASH                                       (84,704)      (5,807)

CASH - BEGINNING OF PERIOD                                 211,511        8,291
                                                          ---------    ---------

CASH - END OF PERIOD                                  $    126,807    $   2,484
                                                          =========    =========



                     The accompanying notes are an integral
                       part of the financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE  AND  ORGANIZTION  OF  BUSINESS  AND  SUMMARY   OF   SIGNIFIGANT
         ACCOUNTING POLICIES

         Nature and Organization of Business

                 New York Regional Rail Corporation ("NYRR") is a management company that was established (effective January 1, 1996) to acquire control of an equipment company (CH Proprietary, Inc.), and a company that operates an interstate railroad (New York Cross Harbor Railroad Terminal Corporation). As of March 31, 1999, the NYRR holds a 95% interest in CH Proprietary, Inc. and a 90% interest in New York Cross Harbor Railroad Terminal Corporation.

                 New York Cross Harbor Railroad Terminal Corporation ("NYCHRR") is the operator of an ICC certified railroad. Its business is to transport rail traffic to and to deliver that rail traffic via barges across New York Harbor and the East River, thus enabling New York City, Long Island, and Southern New England to connect to the national rail freight system. In addition, it receives and delivers railcars at certain industrial facilities located on its own trackage of three and one-half miles plus seven miles of leased track on the Brooklyn, New York waterfront and two and one-half miles of its own track in jersey City, New Jersey.

                 CH Proprietary, Inc. ("CHP") holds title to railroad, marine, and terminal equipment, which it leases to NYCHRR.

                 In May 1996, NYRR merged with Best Sellers Group, Inc ("BSLR"), an OTC publicly traded company.

                  The Companies grant credit terms in the normal course of business to their customers. Customers include a wide variety of industries that utilize the services of a railroad. Concentrations of credit risk with respect to these trade receivables are considered minimal due the Companies' diverse customer base. As part of their ongoing control procedures, the Companies monitor the credit worthiness of their customers. Bad debts have been minimal. The Companies do not normally require collateral or other security to support credit sales.

Principles Of Consolidation

                  The accompanying consolidated financial statements present the combination of NYRR and the consolidated interests in CHP and NYCHRR, in which NYRR either holds a majority interest, or which are under common control. All intercompany balances and transactions have been eliminated in the consolidation.

Revenue Recognition

                  The Company recognizes revenue as earned on the date of freight delivery to the cosignee or other commercial carrier.

Inventory

                  Inventory consists of spare parts, marine gear and spare railroad track, ties and turnouts. Inventory is stated at cost, using the specific identification method.

Property, Plant and Equipment And Depreciation and Amortization

                  Property, plant and equipment are stated at cost except for certain transferred assets which are based on current appraisals and a favorable land lease value, which is recorded at its present value (see note 8).

                  Expenditures for maintenance, repairs and renewals of a minor nature are charged against earnings as incurred. Major renewals and betterments are capitalized. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets.

Loan Acquisition Costs and Other Intangible Assets

                  Loan acquisition costs are amortized over the term of the related loan by the straight-line method.

                  Other intangibles, including startup costs, are capitalized and amortized on a straight-line basis over a period of five years.


Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimated and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

                  The Companies have adopted the Statement of Financial Accounting Standards No. 109. (SFAS No. 109") "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

Earnings Per Share

                  The Consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per common share are computed using weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants.


Goodwill and Other Intangible Assets

                  Organization expenses are recorded at cost and are amortized on a straight-line basis over a five-year useful life.

                  The value of the NYRR's investment in CH Partners, Inc. and New York Cross Harbor Railroad Terminal Corporation was based on the audited net book value per share of the contributed equity as of December 31, 1993, which management estimates to be the market value as of the date of acquisition. This costs is to be amortized on a straight-line basis over a 40-year life

2.       PROPERTY, PLANT AND EQUIPMENT

                  Combined property, plant and equipment as of March 31, 2000 consists of the following:

         Marine transportation equipment and dock facilities        $ 1,334,092
         Railroad locomotive cars and equipment                         215,205
          Tract and related land improvements                         1,210,498
         Automobiles and other                                          256,165
         Idle Property and equipment                                  1,450,000
                                                                      ==========
                                                                      4,465,960

         Less Accumulated depreciation and amortization                 321,270
                                                                      ----------
                                                                    $ 4,144,690
                                                                      ==========

3.       NOTES PAYABLE

         Notes Payable                                              $ 2,912,443
         Current Portion Due                                          2,179,271
                                                                      ----------
                                                                    $   733,172
                                                                      ==========

         Interest Expenses for the period March 31, 2000 amounted to: $ 64,760 Interest Expenses for the period March 31, 1999 amounted to: $ 23,031

4.       LEASING ARRANGEMENT

                  NYCHRR leases, on a month-to-month basis, land and building from the City of New York. Related rent expense was $6,600 for the three months ended March 31, 2000.

5.       PAYROLL TAXES PAYABLE

                  The liability for payroll taxes includes delinquent federal, state and local taxes of $665,151 including estimated penalty and interest. In June 1999 the Company paid $290,000 on order to settle all federal liabilities through 1997. The Company is currently negotiating with the appropriate taxing authorities in order to settle all other outstanding claims.

6.       LEASE AND ASSET AGREEMENT

                  Pursuant to a Lease and Asset Agreement dated January 20, 1993 between Consolidated Rail Corporation ("Conrail"). CRC Properties, Inc. ("CRCP") and New York Cross Harbor Railroad Terminal Corporation, Conrail is leasing to NYCHRR for $1.00 certain all real property owned by CRPC (and granted to Conrail under an operating easement). At the same time, Conrail sold NYCHRR all of the operating assets located on the aforementioned real property for $1.00. NYCHRR agrees to remove these operating assets from real property should the original lease be canceled or terminated. Based on current appraisals, the valuation of such assets transferred to NYCHRR is summarized below.


               Float Bridges                                        $ 1,525,000
               Marine mooring cells (seven)                             420,000
               Roadbed and tracks (including two bridges
               and various other related assets)                        985,000
               Miscellaneous                                             93,500
                                                                      ----------
                                                                    $ 3,023,500
                                                                      ==========

         Land Lease

                  As noted above, NYCHRR acquired a long-term lease on real property, expiring January 2023, at a rate that is significantly below market value (which is estimated to be approximately $12,500 per month, or $4,500,000 over the entire term of the lease by management). The transaction has been recorded at its net present value of $1,505,918 using a 9% discount rate to be recognized over the remaining 300 months of the lease.

                  The $3,023,500 of transferred assets and the $1,505,918 value of the favorable land lease were considered additional pain-in-capital.

7.       INCOME TAXES

                  As discussed in Note 1, the Companies have adopted SFAS No.109

                  The Companies total deferred tax asset, which results from net operating loss carryovers that are available to offset future taxable income and deferred tax valuation allowance as of March 31, 2000 were as follows:

                  Deferred tax asset                                $ 2,434,079
                  Less valuation allowance                            2,434,079
                                                                      ----------
                  Net deferred tax asset                            $         -
                                                                      ==========

                  The Comoanues have net operating loss carryforwards of approximately $6,600,000, which will expire in the years 1999 through 2013. there is no provision for income taxes for the period ended March 31, 2000 because of the availability of net operating loss carryforwards.

8.       CAPITAL STOCK
                                                     Number of Shares
                                                     Issued and
                                    Authorized       Outstanding       Amount
                                    ----------       -----------      --------
Preferred                           15,000           12,680           1,019,000

Common $.0001 par value            160,000,000      168,220,300          16,822

                  The company has amended its Articles of Incorporation to increase the authorized common stock to 200,000,000

9.       PRIOR PERIOD ADJUSTMENTS

                  As a condition of the reverse merger between the Company and Best Sellers, certain intangible assets were acquired. At the time of the merger, these intangibles were valued at approximately four million dollars. It was management's intent to sell these assets for value. The natures of these assets were not in keeping with the Company's desire to expand the core business (i.e. regional freight transportation). After several attempts to divest of these assets, it became clear that said assets were materially overvalued. Management has taken the position that these intangible assets should be deemed of no value as of the date of the merger (March 1996). Therefore, opening retained earnings of the consolidated entity has been restated to reflect thus revaluation of asset value.

10.      CONTINGENCIES

                  New York City has assessed NYCHRR approximately $1,500,000 for delinquent real estate taxes. The taxes were assessed against properties not owned by NYCHRR. The property rolls have been corrected by the New York State Board of Equalization and Assessment and agreed to by management. Preliminary negotiations between management, the New York City Real Estate Tax Assessor and the New York City Corporate Counsel have begun. It is managements opinion that based on these negotiations a payment of approximately $300,000 will be required to settle all past liabilities.

                  An open trade receivable exists in the amount of $493,064 representing demurrage charges for use of Conrail freight cars by a trade customer. the customer claims it is not obligated to pay per diem charges but has not denied its obligation to pay demurrage charges. As of the report date, the matter is in arbitration proceedings, but outside counsel believes, based on a review of the pertinent transportation contract and the demurrage tariff filed by NYCHRR, that the trade customer is obligated to pay the demurrage charges. NYCHHRR hopes that the matter can be resolved through negotiation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. WHILE THESE STATEMENTS REPRESENT THE COMPANY'S
CURRENT JUDGEMENT IN THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED HEREIN. CERTAIN FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS INCLUDE TIMING OF ORDERS AND SHIPMENTS, MARKET ACCEPTANCE OF PRODUCTS, ABILITY TO INCREASE LEVEL OF PRODUCTION, IMPACT OF GOVERNMENT REQUISITIONS, AVAILABILITY OF CAPITAL TO FINANCE GROWTH AND GENERAL ECONOMIC CONDITIONS.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE ATTACHED FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999.

         DURING THE THREE MONTHS ENDED MARCH 31, 2000, THE COMPANY HAD $2,402,104 IN REVENUE COMPARED TO $191,804 IN REVENUE DURING THE CORRESPONDING PRIOR YEAR PERIOD. THE INCREASE IN REVENUE WAS THE RESULT OF INCREASE OF RAIL CAR MOVEMENT AND TRUCKING OPERATIONS. THE COMPANY HAD NO TRUCKING OPERATING REVENUES DURING THE CORRESPONDING PERIOD LAST YEAR.

         EXPENSES FOR THE THREE MONTHS ENDING MARCH 31, 2000 WERE APPROXIMATELY $322,798 COMPARED TO APPROXIMATELY $ 178,393 FOR THE CORRESPONDING YEAR . THIS INCREASE IN EXPENSE IS DUE IN THE MOST PART OF AN INCREASE IN WAGES AND PERSONNEL.

         AS OF MARCH 31, 2000 THE HAD A WORKING CAPITAL DEFICIT OF APPROXIMATELY ($4,388,658) COMPARED TO APPROXIMATELY ($5,147,857) AT DECEMBER 31, 1999. THE DECREASE IS DUE TO THE CONVERSION OF NOTES TO COMMON STOCK.

         THE  COMPANY  PRESENTLY  HAS  NO   MATERIAL  COMMITMENTS  FOR   CAPITAL
 EXPENDITURES.

         THE COMPANY IS CURRENTLY REVIEWING CERTAIN TRANSACTIONS BY FORMER MANAGEMENT. THE BOARD HAS APPROVED AND THE COMPANY HAS ENLISTED THE AIDE OF SPECIAL CORPORATE COUNCIL.

                           Part II: Other Information

Item:  1.         Legal Proceedings:

                  None

Item  2. Changes in Securities:

                  None

Item  3. Defaults Upon Senior Securities:

                  None

Item  4. Submission of Matters to a Vote of Security Holders:

                  None

Item  5. other Information:

                  None

Item  6. Exhibits and Reports on Form 8-K:

         (a)      Exhibit   27   Financial   Data   Schedule   Filed    herewith
                  Electronically

         (b)      Reports on Form 8-K:

                  None


                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 30,2000                  By:/s/ W. Robert Bentley
                                          ____________________________
                                          W. Robert Bentley, President

Date: May 30,2000                  By:/s/ Ira Levy
                                          _________________________________
                                          Ira Levy, Chief Financial Officer