Form 10QSB
period 2000-06-30
NEW YORK REGIONAL RAIL CORP
filed 2000-08-25
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 QUARTERLY REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000


                        Commission file number: 000-28583


                NEW YORK REGIONAL RAIL CORPORATION (Exact name of
               small business issuer as specified in its charter)


              DELAWARE                                  13-3081571
      ------------------------                        --------------
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

                                      Yes [ X ] No [ ]


There were 169,508,649 shares of the Registrant's Common Stock outstanding as of June 30, 2000

                     NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET


                                                JUNE 30,      DECEMBER 31,
                                                   2000          1999
                                                --------      --------------
ASSETS
   Current assets
      Cash                                      $53,118         $211,512
      Accounts receivable                       722,864          693,506
      Other current assets                      367,515          413,015
                                             ----------       ----------
            Total current assets              1,143,497        1,318,033
                                              ---------        ---------

   Property, plant and equipment              4,301,408        4,147,575

   Other assets
      Other assets                               85,225           90,625
                                          -------------     ------------
   Total other assets                            85,225           90,625
                                          -------------     ------------
            Total assets                     $5,530,130       $5,556,233
                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current liabilities
      Accounts payable Accrued Expenses      $2,849,515       $3,285,386
      Notes Payable and Current Maturities
          of Long-Term Debt                   1,840,203        2,615,927
      Payroll and Payroll Taxes Payable         819,327          564,577
                                             ----------       ----------
            Total current liabilities         5,509,045        6,465,890
                                              ---------        ---------

   Long-term debt                             1,038,555          758,551
                                              ----------         -------

            Total liabilities                 6,547,600        7,224,441
                                              ----------       ---------

Minority Interest                               330,547          276,750
                                             -----------         -------

STOCKHOLDERS' EQUITY
   Common stock                                  16,822           16,096
   Preferred stock                            1,250,000        1,250,000
   Additional paid-in capital                 9,456,282        8,518,890
   Retained earnings (accumulated deficit)  (12,071,121)     (11,729,944)
                                            ------------     ------------

            Total stockholders' equity       (1,348,017)      (1,944,958)
                                             -----------      -----------

Total liabilities and stockholders' equity   $5,530,130       $5,556,233
                                             ==========       ==========



PLEASE READ THE ACCOMPANYING NOTES AS THEY ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            THREE MONTHS SIX MONTHS
                                       ENDED JUNE 30,        ENDED JUNE 30,
                                      ----------------       --------------
                                    2000          1999      2000        1999
                                    ----------------------------------------
                                                 (U N A U D I T E D)

Operating revenues              $2,471,671  $1,108,495  $4,873,775  $1,300,304

Operating expenses               2,035,973     809,416   4,183,792   1,068,211
                                 ---------     -------   ---------   ---------

Income from operations             435,698     299,079     689,983     232,093

Administrative expenses            492,586     834,866     815,384   1,013,259
                                   -------     -------     -------   ---------

Loss before other income
  (expenses) and income taxes      (56,888)   (535,787)   (125,401)   (781,166)

Interest expense                   (71,267)    (83,862)   (135,977)   (106,893)

Net loss before income taxes and    _______     _______    ________   ________
   minority interest              (128,155)   (619,649)   (261,378)   (888,059)

Provision for income taxes

Net loss before income taxes
  and minority interest           (128,155)   (619,649)   (261,378)   (888,059)

Minority interest in (income)
  loss of subsidiary               (28,943)   (19,701)    (79,799)     (41,319)
                                   --------   --------    --------     --------

Net loss                         $(157,098)  $(639,350)  $(341,177)  $(929,378)
                                 ==========  ==========  ==========  ==========









PLEASE READ THE ACCOMPANYING NOTES AS THEY ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                             STATEMENT OF CASH FLOWS

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                       2000           1999
                                                       -------------------

Increase  (decrease)  in cash and cash
  equivalents Cash flows from operating
   activities:
      Net loss                                     $(341,177)     $(929,378)
   Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization                  229,131        298,000
      Amortization of goodwill
      Miscellaneous Income
      Stock and options issued for
      services Beneficial conversion
       feature Minority Interest                      79,799        41,319
      Changes in operating assets and liabilities:
           Accounts receivable                       (29,358)       (69,545)
           Prepaid expenses                           45,500
           Other assets                                5,400         10,495
           Accounts Payable and Accrued Expenses    (435,871)      (521,579)
           Payroll taxes payable                     254,750         82,638
           Deferred rent                             _______       ________
            Total adjustments                        149,351       (158,672)
                                                     --------      --------
Net cash provided by (used in) operating activities (191,826)    (1,088,050)

Cash flows from investing activities:
   Purchase of property and equipment                (72,865)      (113,273)
                                                     --------      ---------
Net cash provided by (used in) investing activities  (72,865)      (113,273)
                                                     --------      ---------

Cash flows from financing activities:
   Long term debt                                    (24,965)           261
   Convertible notes - other                        (681,000)     1,125,000
   Convertible notes - related party                (300,000)
   Other current debt - related party                320,000
   Other current debt - other                        170,656         61,270
   Proceeds from issuance of capital stock           938,118       ________
                                                     -------
Net cash provided by (used in) financing activities  422,809      1,186,531
                                                     -------      ---------

Net increase (decrease) in cash and cash equivalents 158,118        (14,792)
                                                     --------       -------

Cash and cash equivalents at beginning of year       211,512          8,291
                                                     --------         -----

Cash and cash equivalents at end of year             $53,394        $(6,501)
                                                     ========       ========

PLEASE READ THE ACCOMPANYING NOTES AS THEY ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE AND ORGANIZATION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature and Organization of Business

      New York Regional Rail Corporation ("NYRR") is a management company that was established (effective January 1, 1996) to acquire control of an equipment company (CH Proprietary, Inc.), and a company that operates an interstate railroad (New York Cross Harbor Railroad Terminal Corporation). As of June 30, 2000, The NYRR holds a 95% interest in CH Proprietary, Inc., a 51% interest in JS Transportation Inc, and a 93% interest in New York Cross Harbor Railroad Terminal Corporation.

      New York Cross Harbor Railroad Terminal Corporation ("NYCHRR") is the operator of an ICC certified railroad. Its business is to transport rail traffic and to deliver that rail traffic via barges across New York Harbor and the East River, thus enabling New York City, Long Island, and Southern New England to connect to the national rail freight system. In addition, it receives and delivers railcars at certain industrial facilities located on its own trackage of three and one-half miles plus seven miles of leased track on the Brooklyn, New York waterfront and two and one-half miles of its own track in Jersey City, New Jersey.

     CH Proprietary, Inc. ("CHP") holds title to railroad, marine, and terminal equipment, which it leases to NYCHRR.

      J S Transportation Inc.  is a short haul regional trucking company.

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

Principles Of Consolidation

      The accompanying consolidated financial statements present the combination of NYRR and the consolidated interests in CHP, NYCHRR, and JST in which NYRR either holds a majority interest, or which are under common control. All intercompany balances and transactions have been eliminated in the consolidation.

Revenue Recognition

      The Company recognizes revenue as earned on the date of freight delivery to the consignee or other commercial carrier.

Inventory

      Inventory  consists of spare parts,  marine gear and spare railroad track,
ties  and   turnouts.   Inventory   is  stated  at  cost,   using  the  specific
identification method.

Property, Plant and Equipment And Depreciation and Amortization

      Property, plant and equipment are stated at cost except for certain transferred assets which are based on current appraisals and a favorable land lease value, which is recorded at its present value (see note 2).

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

2.    PROPERTY, PLANT AND EQUIPMENT

      Combined property, plant and equipment as of June 30, 2000 consists of the following:

      Marine transportation equipment and dock
         facilities                                     $1,334,092
      Railroad locomotive cars and equipment           $   215,205
      Track and related land improvements               $1,210,498
      Other equipment                                  $   491,439
      Idle Property and equipment                       $1,450,000
                                                        ----------

                                                        $4,701,234

      Less Accumulated depreciation and amortization  $    399,826
                                                      ------------
                                                       $ 4,301,408

3.    NOTES PAYABLE

      Notes Payable                                    $ 2,878,758
      Current Portion Due                              $ 1,840,203
                                                        ----------
                                                       $ 1,038,555

      Interest Expenses for the period June 30, 2000
          amounted to:                                 $   138,977

      Interest Expenses for the period  June30, 1999
          amounted to:                                    $106,893

4.    LEASING ARRANGEMENT

      NYCHRR leases, on a month-to-month basis, land and building from the City of New York. Related rent expense was $13,200 for the six months ended June 30, 2000.

5.    PAYROLL TAXES PAYABLE

      The liability for payroll taxes includes delinquent federal, state and local taxes of $819,327 including estimated penalty and interest. In June 1999 the Company paid $290,000 on order to settle all federal liabilities through 1997. The Company is currently negotiating with the appropriate taxing authorities in order to settle all other outstanding claims.

6.    INCOME TAXES

      As discussed in Note 1, the Companies have adopted SFAS No. 109.

      The Companies total deferred tax asset, which results from net operating loss carryovers that are available to offset future taxable income and deferred tax valuation allowance as of June 30, 2000 were as follows:

      Deferred tax asset                        $2,591,177
      Less valuation allowance                  $2,591,177

      Net deferred tax asset                    $     0.00


      The Companies have net operating loss carry forwards of approximately $6,750,000, which will expire in the years 2000 through 2014. there is no provision for income taxes for the period ended June 30, 2000 because of the availability of net operating loss carryforwards.

7.    CAPITAL STOCK

                                                   Number of Shares
                                                      Issued and
                                    Authorized        Outstanding

      Preferred                     1,000,000           500,000

      Common $.0001 par value     200,000,000       169,508,649

8.    CONTINGENCIES

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

9.    LEGAL MATTERS AND OTHER CONTINGENCIES

      In 1993 and again in 1995, the Port Authority of New York and New Jersey ("PANYNJ") obtained judgements against NYCH or approximately $440,000. The judgements are for claims involving rent arrearages on property occupied by the Company at the PANYNJ's Atlantic Terminal facility and for accrued lease payments and rental payments for Tug Boat owned by PANYNJ.

      The financial statements have been restated to account for these judgements. The Company has reflected the full amount of the judgement as a current liability. In addition, statutory interest at a rate of 9% has been accrued annually. Therefore the effect of recording these judgements is to increase current liabilities and decrease stockholders' deficit by approximately $658,000 (including accrued interest of ($218,000).

10.   SUBSEQUENT EVENTS

      In November 1999, the PANYNJ enforced its judgements by placing a lien on the Company's accounts receivables with Norfolk Southern ("NS"). In November 1999, the Company and the PANYNJ reached a temporary repayment agreement whereby, NS would remit 20% of all accounts receivable due the Company to the PANYNJ until such time as a permanent agreement could be reached. The temporary repayment agreement has been subsequently extended on several occasions. Through July 2000 approximately $20,000 has been remitted to the PANYNJ in partial satisfaction of the judgements. Management is currently negotiating with the PANYNJ in an attempt to arrive at a settlement amount and structure a long-term repayment schedule. As of August 2000, the Port Authority has agreed not to take any further action or monies pending negotiations with the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

                              RESULTS OF OPERATIONS

Three months ended June 30, 2000 versus three months ended June 30, 1999.

      During the three months ended June 30,2000, the Company had $2,471,671 in revenue compared to $1,108,495 in revenue during the corresponding prior year period. The increase in revenue was the result of increase of rail car movement and trucking operations. Expenses for the three months ending June 30, 2000 were approximately $492,586 compared to approximately $834,466 for the corresponding year. This decrease in expense is due in the most part of a decrease in wages, personnel, and cost containment measures by management.

      As of June 30, 2000 the Company had a working capital deficit of approximately $4,365,548 compared to approximately ($5,147,857) at December 31, 1999. The decrease is due to the conversion of notes to common stock.

Six months ended June 30, 2000 versus six months ended June 30, 1999.

      During the six months ending June 30, 2000, the company had $4,873,775 in revenue compared to $1,300,304 in revenue during the corresponding prior year period. The increase in revenue was the result of increase of rail car movement and trucking operations. The Company had partial period trucking operating revenues during the corresponding period last year.

      Expenses for the six months ending June 30, 2000 were approximately $815,384 compared to approximately $1,013,259 for the corresponding year. This decrease in expense is due in the most part of a decrease in wages and personnel.

     The Company presently has no material commitments for capital expenditures.

                                    Part II:
                                Other Information

Item:  1. Legal Proceedings:

            None

Item  2. Changes in Securities:

         12,500   SHARES PREFERRED B RETIRED
        500,000   SHARES PREFERRED C CONVERTED FROM NOTES
      7,190,094   SHARES CONVERTED FROM NOTES
        480,000   SHARES EXCHANGED FOR OSK
        200,000   SHARE OPTIONS EXERCISED FOR LEGAL FEES @ .40 PER SHARE
      1,475,947   SHARES RETURNED TO TREASURY

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



Date:  AUGUST 23,2000                     /s/ W. Robert Bentley
                                          ---------------------
                                          W. Robert Bentley, President



Date:  AUGUST 23,2000                     /s/ Joel Marcus
                                          Joel Marcus, Chief Financial Officer