Form 10QSB
period 2000-09-30
NEW YORK REGIONAL RAIL CORP
filed 2000-11-14
CIK 1020173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



 QUARTERLY REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000


                        Commission file number: 000-28583


                       NEW YORK REGIONAL RAIL CORPORATION
              (Exact name of small business issuer as specified in
                                  its charter)


                  DELAWARE                                    13-3081571
                  ---------                                   ----------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)



                        4302 First Ave Brooklyn, NY 11232
                        ---------------------------------
          (Address of principal executive offices, including zip code)


                                 (718) 788-3690
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 14 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days.

                                                  Yes [ X ] No [ ]


There were 170,238,655 shares of the Registrant's Common Stock outstanding as of September 30, 2000

                                      INDEX

Part  I: Financial Information

Item 1.  Financial Statements:

 Unaudited Consolidated Balance Sheet - as of September 30, 2000               2

 Unaudited Consolidated Statements of Operations, Nine Months Ended September 30, 2000 and September 30, 1999 and the three months
 ending September 30, 2000 and September 30, 1999                              3

 Unaudited Consolidated Statement of Cash Flows, Nine Months Ended
 September 30, 2000 and September 30, 1999                                     4

 Notes to Consolidated Financial Statements                                  5-6

Item 2.
 Management's Discussion and Analysis or
 Plan of Operations                                                          7-8

Part II:
 Other Information                                                             9

Item 1.  Legal Proceedings                                                     9

Item  2. Change in Securities                                                  9

Item  3. Defaults Upon Senior Securities                                       9

Item  4. Submission of matters to a vote of Security Holders                   9

Item  5. Other Information                                                     9

Item  6. Exhibits and Reports on Form 8-K                                     10

Signatures                                                                    10

                    NEW YORK RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
 Cash                                                      $             87,255
 Accounts receivable                                                    847,308
 Other current assets                                                   108,742
                                                             -------------------
  TOTAL CURRENT ASSETS                                                1,043,305

PROPERTY AND EQUIPMENT, net                                           4,358,438

OTHER ASSETS                                                             87,011
                                                             -------------------
                                                           $          5,488,754
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                     $          3,282,207
 Notes payable and current maturities of long term debt               1,972,693
 Payroll and payroll taxes payable                                      745,088
                                                             -------------------
  TOTAL CURRENT LIABILITIES                                           5,999,988
                                                             -------------------

LONG TERM DEBT, NET OF CURRENT MATURITIES                               624,974

MINORTY INTEREST                                                        487,324

STOCKHOLDERS' DEFICIIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 170,238,655 shares                              17,024
 Preferred stock series C convertible                                   500,000
 Additional paid-in capital                                          15,283,912
 Accumulated deficit                                                (17,424,468)
                                                             -------------------
  TOTAL STOCKHOLDERS' DEFICIT                                        (1,623,532)
                                                             -------------------
                                                           $          5,488,754
                                                             ===================












                 The accompanying notes are an integral part of
                           the financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                       Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------- ---------------------------------
                               2000            1999           2000            1999
                      --------------------------------- ---------------------------------
                           (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)


OPERATING REVENUES        $  1,907,424   $   1,733,182  $   6,781,199   $   3,033,486

OPERATING EXPENSES           1,617,485       1,597,330      5,801,277       2,665,541
                         -------------    ------------- -------------    ------------

INCOME FROM OPERATIONS         289,939         135,852        979,922         367,945
                         -------------    ------------- -------------    ------------

ADMINISTRATIVE EXPENSES        102,760         111,523        918,144       1,124,782
                         -------------    ------------- -------------    ------------
INCOME (LOSS) FROM
 OPERATIONS                    187,179          24,329         61,778        (756,837)

INTEREST EXPENSE               (48,104)        (53,395)      (184,081)       (160,288)

BENEFICIAL CONVERSION
 FEATURE                          -         (6,023,699)          -         (6,023,699)
                         -------------    ------------- -------------    ------------

NET INCOME (LOSS) BEFORE
 MINORITY INTEREST             139,075      (6,052,765)      (122,303)     (6,940,824)

MINORITY INTEREST IN
 INCOME OF SUBSIDIARY          (66,190)        (22,160)      (145,989)        (63,479)
                         --------------   ------------- -------------    -------------

NET INCOME (LOSS)         $     72,885   $  (6,074,925) $    (268,292)  $  (7,004,303)
                         ==============   ============= =============    =============

INCOME (LOSS PER COMMON
SHARE-BASIC AND DILUTED   $       0.00   $       (0.04) $        0.00   $       (0.05)
                         ==============   ============= =============    =============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES          161,500,000     151,284,460    161,500,000     151,284,460
                         ==============   ============= =============    =============




               The accompanying notes are an integral part of the
                             financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                    2000                 1999
                                                --------------------------------
                                                 (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $   (268,292)        $ (7,004,303)
                                                ------------        ------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                    158,300              205,000
   Amortization                                       -                  35,000
   Minority interest in subsidiary earnings        145,989               80,629
   Beneficial conversion feature                      -               6,023,699

Changes in assets and liabilities:
 Increase in accounts receivable                  (206,064)            (413,396)
 Increase in prepaid expenses                      (18,000)                -
 (Increase) decrease in other current assets        21,273             (182,435)
 Increase (decrease) in accounts payable        (1,047,494)             309,792
 Decrease in accrued expenses                      361,787              228,477
 Inrease (decrease) in payroll taxes payable       179,081             (341,469)
 Increase in deferred rent                           3,625               10,000
                                             ---------------        ------------
                                                  (401,503)           5,955,297
                                             ---------------        ------------

NET CASH USED IN OPERATING ACTIVITIES             (669,795)          (1,049,006)
                                             ---------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                             (386,827)            (261,117)
 Proceeds from sale of property and equipment       92,823                 -
 Increase in due to affiliates                      20,000                 -
 Decrease in other assets                            5,114                 -
 Increase in investment in subsidiary              (18,000)                -
                                             ---------------        ------------
NET CASH USED IN INVESTING ACTIVITIES             (286,890)            (261,117)
                                             ---------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                       475,000                  -
 Long term debt                                    117,538              (73,544)
 Convertible notes - other                        (232,896)             662,740
 Convertible notes - related party                (813,362)             654,532
 Other current debt - related party                   -                 (73,414)
 Other current debt                                (34,545)             (50,000)
 Proceeds from issuance of capital stock         2,079,833              198,889
 Preferred stock                                  (750,000)                -
                                             ---------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          841,568            1,319,203
                                             ---------------        ------------

NET DECREASE IN CASH                              (115,117)               9,080

CASH - BEGINNING OF PERIOD                         202,372                8,291
                                             ---------------        ------------

CASH - END OF PERIOD                          $     87,255         $     17,371
                                             ===============        ============




                     The accompanying notes are an integral
                       part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1999, included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the nine-month period ending September 30, 2000 and 1999 have been included.

The results of operations for the nine - month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.



2.       CAPITAL STOCK
                                                      Number of Shares
                                                         Issued and
                                      Authorized        Outstanding       Amount

         Preferred  C                     500,000           500,000      500,000

         Common $.0001 par value      200,000,000       170,238,655       17,024

The company has amended its Articles of Incorporation to increase the authorized common stock to 200,000,000

a.       Changes in Securities:

         The Company issued 302,086 shares of its common stock in satisfaction of bills for legal services in the amount of $63,480.

         In July 2000, the Company issued to two un-related parties 25,000 shares each of the Company's common stock in settlement of additional interest owed as a result of previous notes payable.

         In satisfaction of $63,000 dollars of the Company's convertible notes and the interest due thereon the Company issued 377,920 shares.

3.       LEGAL MATTERS AND OTHER CONTINGENCIES

                  In 1993 and again in 1995, the Port Authority of New York and New Jersey ("PANYNJ") obtained judgments against NYCH or approximately $440,000. The judgments are for claims involving rent arrearages on property occupied by the Company at the PANYNJ's Atlantic Terminal facility and for accrued lease payments and rental payments for Tug Boat owned by PANYNJ.

                  The financial statements have been restated to account for these judgments. The Company has reflected the full amount of the judgment as a current liability. In addition, statutory interest at a rate of 9% has been accrued annually. Therefore the effect of recording these judgments is to increase current liabilities and decrease stockholders' deficit by approximately $658,000 (including accrued interest of ($218,000).

                  In January 2000, the PANYNJ enforced its judgments by placing a lien on the Company's accounts receivables with Norfolk Southern ("NS"). In February 2000 the Company and PANYNJ reached a temporary repayment agreement whereby, NS would remit 20% of all accounts receivable due the Company to PANYNJ until such time as a permanent agreement could be reached. The temporary repayment agreement has been subsequently extended on several occasions. Through July 2000 approximately $25,000 has been remitted to the PANYNJ in partial satisfaction of the judgment. Management is currently negotiating with PANYNJ in an attempt to arrive at a settlement amount and structure a long-term repayment schedule.

                  In researching the judgment with the PA, we discovered that a deal had previously been reached regarding this dispute, whereby NYCH (our subsidiary), agreed not to contest the judgment. Along with other terms and conditions, the PA agreed to settle the issue for $100,000. One of the reasons for such a reduction was that the tugboat in question was not in the condition agreed upon its charter. In continuing negotiations with the PA, they agreed that the Cross Harbor Floating Operations were vital to the region, and therefore the PA released the lien on a month-to-month basis. During fiscal year 2000 the company received 100 % of all revenues. Recently, upon further meetings with the PA, they agreed to release the lien until further notice. They also suggested that we submit to their Board for approval the benefits of our company to interstate commerce for both NY & NJ. It was felt that a compelling argument would greatly reduce, if not totally eliminate, the necessity for future payments.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

               This report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include timing of orders and shipments, market acceptance of products, ability to increase level of production, impact of government requisitions, availability of capital to finance growth and general economic conditions.

                  The following should be read in conjunction with the attached financial statements and notes thereto of the company.

RESULTS OF OPERATIONS

                  During the nine months ending September 30, 2000, the company had $6,781,199 in revenue compared to $3,033,406 in revenue during the corresponding prior year period. The increase in revenue was the result of increase of rail car movement and trucking operations. The company had partial period trucking operating revenues during the corresponding period last year.

                  Expenses for the nine months ending September 30, 2000 were $5,801,277 compared to $2,665,541 for the corresponding year. This increase in expense is due to an increase in operations, wages, personnel and maintenance costs.

                  The company presently has no material commitments for capital expenditures.

                  The company is currently reviewing certain transactions by former management. The has approved this action.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital deficit at September 30, 2000 was $4,956,683 compared to a deficiency of $5,147,857 at December 31, 1999. The increase in working capital was primarily due to the conversion of approximately $500,000 of convertible notes into shares of common and preferred stock. In addition, the Company recognized profits from operations for the nine months ended September 30, 2000 of $61,777 versus a loss from operations for the nine months ended September 30, 1999 of $756,837.

                  The Company's dramatic improvement in operating income was due to increased revenues and expense reductions at both JST and NYCH. Management anticipates continued growth and increased profitability in both its rail/barge and trucking operations. The acquisition of JST was a significant contributor to the overall profits from operations. Management intends on acquiring the remaining 49% of the outstanding shares of JST. The terms of the acquisition are still under negotiation. Management anticipates completion of this transaction in the near future.

                  Although  during  fiscal  2001 the  Company  expects  that its operations will begin to generate net income, the Company nevertheless anticipates that it will suffer losses of approximately $100,000 until the Company becomes profitable.

As of September 30, 2000 the Company had the following liabilities;

   Accounts payable and accrued expenses        $       2,512,207
   Notes payable and current maturities
    of long-term debt                                   1,972,693
   Accrued real estate taxes                              770,000
   Payroll taxes payable                                  745,088

                  Accounts payable and accrued liabilities include $508,000 owed for accrued interest on convertible notes and for accrued legal fees. A majority of the legal fees are payable through options granted to the respective law firms. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the exercise of said conversion features.

                  Accounts payable and accrued expenses include a perfected judgement by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $440,000. The Company is currently negotiating with the PANYNJ for a long-term payout. Management is confident such an agreement will be reached in the near future.

                  Accounts payable and accrued expenses include $345,000 to a former customer for advances and accrued tug boat charges. Management has been negotiating a settlement in exchange for shares of common stock and anticipates a resolution in the near future.

                   The notes payable are convertible in nature. The Company is of the opinion that all or substantially all of these notes will be converted into shares of the Company's commons tock.

                  Based upon discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000.

                  The Company is currently negotiating with the Internal Revenue Service in an effort to settle all past payroll tax liabilities. At this point in the negotiation, it is impossible for management to determine if the liability can be settled for any amount less than the amount that has been statutorily assessed to the Company. Said amount is reflected as a current liability in the company's financial statement.

Based upon the foregoing, the Company's anticipated capital needs for the next twelve months are as follows;

  Operating Losses                                                      $100,000

  Payment of trade payables and accrued liabilities                     $100,000

  Repairs to Bush and Greenville terminals                              $100,000

  Repairs to locomotives and car floats                                 $100,000

  Payroll taxes, real estate taxes, and
   related interest and penalties                                       $750,000


                  The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. Based upon recent operating trends, Management feels that Company operations will be able to contribute to the satisfaction of a portion of these obligations. In order to fund its operating losses and satisfy aged liabilities, the Company intends on warrant holders to exercise current outstanding warrants. In addition, Management is currently negotiating with several federal and state government agencies that oversee the awarding of transportation infrastructure grants of which NYCHRR is qualified for.

                  Until such time as the Company becomes profitable, the Company's continued operations will depend upon the availability of additional funding. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be able to obtain additional funding, if needed, or, if available, on terms satisfactory to the Company. There can be no assurance that the Company will be able to generate sufficient revenues and become profitable.

Part II:          Other Information

Item:  1.         Legal Proceedings:

                  Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index no. 45966/99 action commenced November 23, 1999. This is a recently filed lawsuit by three individuals alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in or about 1993. These two individuals claim that they were not paid by Crawford. They allege that NYCH has guaranteed the performance of Mr. Crawford. Because of the recent nature of this lawsuit we have not conducted an extensive review of this matter and at this time cannot comment on the viability of the allegation.


               Murphy, Marseilles, Smith & Nammack, Inc. Chapter 7 Case No. 98 B 42104 (SMB)Richard E. O'Connell v NYRR Adversary Proceeding No. 00-02413. This is an action brought by the trustee for the Murphy, Marseilles, Smith & Nammack, Inc. Estate. The trustee claims that Murphy, Marseilles, Smith & Nammack, Inc. made a loan to Best Sellers in the amount of $50,000. The Trustee has produced a copy of a Note dated April 11, 1996. NYRR has no record of having ever received the money nor did Best Sellers disclose this obligation in the merger documents. Further, we have been informed that a certification was executed by Martin Weber whereby he affirms that Best Sellers never authorized the note nor did the Company receive the proceeds. We are attempting to locate this document. The Company is currently assessing the merits of the claim and has consulted counsel.


Item  2. Changes in Securities:

a. The Company issued 302,086 shares of its common stock in satisfaction of bills for legal services in the amount of $63,480.

b. In July 2000, the Company issued to two un-related parties 25,000 shares each of the Company's common stock in settlement of additional interest owed as aresult of previous notes payable.

c. In satisfaction of $63,000 dollars of the Company's convertible notes and the interest due thereon the Company issued 377,920 shares.


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


Date:  November 14, 2000                 /s/RONALD W. BRIDGES
                                         ____________________________
                                         RONALD W. BRIDGES, PRESIDENT

Date:  November 14, 2000
                                         /s/JOEL MARCUS
                                         _____________________________________
                                         JOEL MARCUS , CHIEF FINANCIAL OFFICER