Form 10KSB
period 2000-12-31
NEW YORK REGIONAL RAIL CORP
filed 2001-04-13
CIK 1020173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
                                       OR
      ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
Commission File No. 000-28583

                       NEW YORK REGIONAL RAIL CORPORATION
                       ----------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                         13-3881577
   ---------------------------                        ------------------------
   (State or Other Jurisdiction of                         (IRS Employer
   Incorporation or Organization)                        Identification No.)

                     4302 First Avenue, Brooklyn, NY, 11232
                    (Address of Principal Executive Offices)


Registrant's telephone number, including Area Code: (718) 788-3690 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                     YES        NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $8,626,093.

The aggregate market value of the voting stock held by non-affiliates of the Company, (168,433,564 shares) based upon the closing price of the Company's Common Stock on March 15, 2001 was approximately $16,843,000.

As of March 15, 2001 the Company had 170,426,189 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION  OF BUSINESS

     The Company was incorporated in Delaware on April 19, 1994 under the name Best Sellers Group, Inc. Between April 1994 and May 1996 the Company was involved in a number of business ventures, all of which have since been discontinued.

      In May 1996 the Company acquired all of the issued and outstanding common stock of New York Regional Rail Corporation ("NYRR"), a Delaware Corporation, in consideration for the issuance of 87,000,000 shares of the Company's common stock. NYRR is a short-line railroad which transports freight via barges across the New York City harbor. As a result of this acquisition, the Company changed its name to "New York Regional Rail Corp". NYRR currently owns 93% of New York Cross Harbor Railroad, Inc. ("NYCH"), a corporation which transports freight via barges across the New York City harbor, and a 95% interest in CH Proprietary, Inc. ("CHP"), a corporation which owns substantially all of the equipment used by NYCH in conducting its rail/barge freight transportation operation. Unless otherwise indicated, any reference to the Company includes NYRR and any reference to NYRR includes CHP and NYCH.

      In April 1999, the Company purchased a 51% interest in JS Transportation, Inc. ("JST"), in exchange for 5,000,000 shares of unregistered common stock, and escrowed an additional 1,000,000 shares to settle outstanding JST liabilities. JST, which was incorporated in New Jersey in 1998, is a regional trucking company in the business of short-haul freight transportation and landfill management. Unless otherwise indicated, any reference to the Company also includes JST.

      The Company's headquarters are located at 4302 First Avenue, Brooklyn, NY, 11232. The Company's telephone number is (718) 788-3690 and its facsimile number is (718) 788-4462.

Railroad Operations

      The Company is part of the national railroad system and holds a Surface Transportation Board certificate of convenience and necessity for the movement of rail freight by rail barge across the New York City harbor. The Company exchanges rail cars with the Canadian Pacific ("CP"), Norfolk Southern ("NS") and CSX Transportation ("CSX") railroads in New Jersey. In Brooklyn, the Company interchanges freight with the New York and Atlantic Railroad ("NYA").

      Operating from its main base of operations at the Bush Terminal in Brooklyn, New York, the Company receives railcars for transport to New Jersey and points beyond. Rail cars are loaded onto float barges, then by means of a tugboat they are ferried between the Bush Terminal and the Company's Greenville Yard in Jersey City, New Jersey. When the railcars arrive at the Greenville Yard, they are placed on the national rail network for further transportation. For incoming freight from New Jersey and points beyond, the Company reverses this operation and connects with the New York and Atlantic Railroad on the east side of New York harbor.

      Diesel-fueled locomotives are used by the Company to switch railcars at its Bush Terminal and Greenville facilities. Tugboat services are currently subcontracted from an independent company on a monthly basis.

      The Company's rail equipment consists of the following:

                                       Operational           Not Operational

      Locomotives                           3                       2
      Float bridges                         2                       4
      Float barges                          3                       1

      The Company has approximately 13 miles of track on the New Jersey and Brooklyn waterfronts. All of the Company's rail and bedrock are operational and in good working order. Float bridges serve as the rail link between the Company's float barges and the Company's land-based rail tracks. Two of the Company's three operational float barges are 40 ft. by 290 ft. and one is 41 ft. by 360 ft. Each float barge contains three rail tracks and can hold between seven and eighteen railcars depending upon the size of the railcars being loaded and the size of the car float used.

      The Bush Terminal in Brooklyn is currently operated by the Company on a month-to month permit with New York City. Although this facility is fully operational, it currently operates at less than 10% of its total capacity. The monthly rental of the Bush Terminal is $2,200. The Greenville Yard has always served as the primary rail car float facility in New Jersey and connects by rail to the Oak Island freight yard in Newark, New Jersey. The Greenville Yard is situated on a one-mile long, 14.86-acre parcel leased to the Company until 2023. The annual rental is $24,870 for the year 2001. From 2002 to 2023 the annual rental is $28,825. The lease agreement with Conrail also transferred all real property associated with the operation of the rail yard to the Company for $1.00.

      Approximately 55% of the freight transported by the Company is the result of tariff division agreements. As a result, the Company comprises part of the traffic route which a customer has chosen for freight shipments. Although the majority of this type of traffic involves railcars received from Norfolk
Southern and delivered to the New York and Atlantic Railroad, the Company carries freight for a wide variety of customers.

      The remaining 45% of the freight transported by the Company is on behalf of customers whose shipments originate in New York and are transported by the Company to its Greenville yard for shipment to other destinations.

      As of March 15, 2001, the Company had approximately 40 customers. During the periods indicated below the following customer accounted for more than 10% of the Company's revenues from its railroad operations.

                                Year Ended               Year Ended
      Customer                December 31, 1999       December 31, 2000
      --------                -----------------       -----------------

      Norfolk Southern               95%                     90%

      There are 10,950,000 estimated truck crossings per year in the New York City metropolitan area (a truck crossing occurs when a truck travels over a bridge or through a tunnel). In contrast, rail traffic into the New York City metropolitan area is estimated to be 19,500 railcars per year (a railcar holds the equivalent of three to four truckloads). The New York City metropolitan region is the only major economic area in the United States that has a freight transportation system that is almost completely dependent on its highway system. In the New York City metropolitan area, 97% of freight is moved via truck versus 3% by rail. All other major metropolitan regions are roughly balanced at 60% truck versus 40% via rail.

      In May 2000 the City of New York published a Major Investment Study entitled "Cross Harbor Freight Movement". The study was conducted by the New York City Economic Development Corporation to address shortcomings in New York City's freight transportation network. The study sighted specific problems due to the region's reliance on trucking. Among the issues addressed by the study was traffic congestion and the resulting delays in freight shipments.

      Modern "high-cube" cargo containers on trailers reach 13' 16" in height, exceeding Lincoln and Holland Tunnel vertical clearances, forcing more heavy-duty truck traffic onto the George Washington and Verazanno Narrows Bridges, increasing distance, time and truck freight costs into the region. The study indicated that increased use of a cross-harbor rail/float operation, such as that provided by the Company, is the most efficient means of moving rail freight throughout the New York City region. The 2.5 mile float barge trip across the New York City harbor takes approximately 45 minutes and eliminates a 35 to 50 mile truck trip across the New York City regional bridge, highway and tunnel system. As a result of the foregoing, the Company believes that a substantial portion of the freight presently transported by truck will in the future be transported by rail.

      Although the Company's current operating capacity is approximately 2,000 carloads per month, as of January 31, 2001, the Company was transporting approximately 290 carloads per month (a carload refers to one loaded rail car). Although this is an increase from periods prior to December 31, 1999 when the Company was transporting an average of approximately 140 carloads per month, the Company projects it will need to transport approximately 300 carloads per month in order to become profitable. The Company charges between $250 and $1,250 per carload depending upon the length and weight of the railcar, and the type of commodity being shipped.

      The Company believes that its revenues will continue to increase, in part, as a result of the June 1999 acquisition of Conrail by Norfolk Southern and CSX Transportation. Conrail, in the past, resisted using the Company's rail system, preferring to transport freight destined for New York City/Long Island over Conrail's land based tracks. Since Conrail's operations were effectively acquired by Norfolk Southern and CSX Transportation in June 1999, Norfolk Southern has used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. The Company also believes there is an emerging market for rail shipment of hazardous and non-hazardous waste.

      Based upon the foregoing, the Company believes that there is a significant opportunity to increase the revenues from its rail freight operations by providing faster service at lower costs for freight moving between New York and New Jersey. There can be no assurance that the Company will be able to increase revenues to the level required to generate profits.

      If additional capacity is needed the Company plans to repair one of its float bridges and add additional track at the Greenville yard, at a cost of approximately $8,000,000, which would increase capacity to approximately 4,000 carloads per month. If more capacity is still needed the Company can add four float bridges, at a cost of approximately $18,000,000, to increase capacity to 10,000 carloads per month. See Item 6 of this report.

      The City of New York has recently completed construction of two new float bridges at its 65th Street Rail Yard. In September 2000, the City made a "Request for Proposal" ("RFP") for the operation of this facility. This facility includes not only the float bridges but, intermodal tracks and loading docks. The RFP stipulated that any proposals submitted must include access on the west side of the river. Currently, only the Company's Greenville Yard, affords this access. On October 16, 2000, the Company submitted to the City its response to the RFP.

Trucking Operations

      In  April  1999  the  Company  acquired  51% of the  common  stock of J.S.
Transportation, Inc. ("JST") in exchange for 6,000,000 shares of the Company's common stock. A total of 5,000,000 shares were issued to the shareholders of JST in return for 51% of the common stock of JST and an additional 1,000,000 shares were provided to JST to be used for the repayment of certain liabilities of JST. As of March 15, 2001 160,000 of these shares had been used to satisfy JST liabilities of $175,300.

      JST is a short-haul regional trucking company which hauls and disposes of garbage, rubbish, trash and other solid waste. JST does not collect trash and solid waste from residential or commercial customers, but rather collects trash and other solid waste from transfer stations operated by trash, garbage and rubbish collection companies. The waste collected from the transfer stations is then hauled to various waste dumps and landfills. The waste collected by JST consists primarily of construction and demolition materials. JST does not haul or dispose of hazardous, toxic, or medical waste.

      JST had an agreement between January 1999 and December 31, 2000 with the Glouster County landfill which allowed JST and its customers to dump waste at the rate of $20 per ton. The Glouster County landfill closed its facility to waste shipped from outside of Glouster County in December 2000. In November 2000, the Company began dumping waste at the Eagle Land Management landfill in Pennsylvania and the Recovermat, Inc. landfill in Maryland. The agreements with these landfills may be terminated on 30 days or less notice. Although the dumping rates with these landfills are higher than the rates charged by the Glouster County Landfill, JST has been able to pass the higher rates on to its customers without any adverse effect on JST's operations.

      JST's services customers in New Jersey, the New York City metropolitan area, Pennsylvania, Maryland and Delaware. The various transfer stations served by JST are located in Pennsylvania and New Jersey.

      As of January 31, 2001 JST owned 27 tractor/trailers, of which 17 tractors and 15 trailers were operational. JST's 17 tractors are fully utilized. Of JST's fifteen operational trailers, nine are fully utilized. The remaining six trailers consist of flatbed or refrigerated trailers which are used infrequently. As of January 31, 2001 JST was using five tractor/trailers which it subcontracted from various independent owner/operators. In order to expand its business during the next twelve months JST anticipates that it will need an additional five tractors and ten additional trailers. JST estimates that this additional equipment will cost between $300,000 and $500,000.

      The  equipment   owned  by  JST  is  leased  to  a   subcontractor   on  a
month-to-month basis. The subcontractor hauls and disposes of the waste for JST's customers and bills JST for the drivers and related expenses.

      As  of  January  31,  2001  JST's  trucking   equipment  was  transporting
approximately 10,000 tons of waste per month.

      In September 2000, JST acquired the assets of MHT, Incorporated ("MHT"), a small regional trucking company engaged in waste transportation. MHT's assets included three tractors and two trailers and a customer base generating over $500,000 in annual sales. The assets of MHT were acquired for 200,000 restricted shares of the Company's common stock and the assumption of liabilities in the amount of $156,000.

      JST believes it can expand its business by acquiring other smaller trucking companies that are involved in the collection of waste. As of March 15, 2001, JST did not have any agreements relating to the acquisition of any other trucking companies.

      JST does not require any licenses or permits which are material to its operations since subcontractors perform the waste hauling and disposal services for JST.

      During the years ending December 31, 1999 and 2000 approximately 29% and 15% respectively of JST's revenues were derived from collection services provided to Waste Management. No other customer represented more than 10% of JST's revenues during these periods. All of JST's agreements with its customers may be terminated on 30 days or less notice.

      The number of shares which the Company issued for the 51% interest in JST was based upon the following considerations: (1) the market value of the
Company's common stock, (2) the capital contributed to JST by JST's shareholders, and (3) JST's monthly revenues. The Company acquired JST because JST was profitable and would be able to provide the Company with cash until revenues from the Company's railroad operations equaled expenses. See Item 6 of this report.

      The Company only acquired 51% of JST because the Company wanted Todd Sage, JST's General Manager, to retain a financial interest in JST for a period of time following the acquisition. Although the Company does not have any formal agreements concerning the acquisition of additional shares in JST, the Company believes it can acquire the remaining 49% interest in JST for 7,000,000 shares of the Company's common stock. At its next annual meeting the Company may request its shareholders to approve the acquisition of the remaining 49% interest in JST.

      The remaining 49% of JST is owned by the following persons:

                     Todd Sage                         14.7%
                     Darryl Caplan                      9.6%
                     John Marsala                      17.4%
                     Golden Aspen Corp.                 7.3%

      Todd Sage is JST's general manager. Darryl Caplan is an officer and director of the Company. John Marsala is the beneficial owner of more than 5% of the Company's common stock and due to his ownership of the Company's Series C Preferred shares has the right to cast a majority of the shares which are entitled to vote at any meeting of the Company's shareholders. Golden Aspen Corp. is not affiliated with the Company.

Competition

      The Company competes with, numerous national, regional and local railroad and trucking companies, many of whom have significantly larger operations, greater financial, marketing, human, and other resources than the Company.

      Competition in the waste hauling field is highly competitive. There appears to be a consolidation in the industry and as a result, transportation rates have been affected. In addition, increased fuel prices, lack of experienced drivers and insurance costs have all affected the bottom line. Overall, profits generated from the transportation segment of this business have decreased over the past twelve (12) months. Historically, this is a cyclical pattern. Many waste haulers enter the market, reduce rates and realize they cannot survive, then rates eventually return. The larger waste disposal customers are keenly aware of this and tend not to change haulers on pricing alone. JST is of the opinion that its competitive advantage lies in customer service and reliability.

Regulation

      The Company's rail operations are subject to regulation by the Surface Transportation Board (STB), the Federal Railroad Administration (FRA), state departments of transportation and some state and local regulatory agencies. The STB has jurisdiction over, among other things, service levels and compensation of carriers for use of railcars by other carriers. The STB also authorizes extension or abandonment of rail lines, the acquisition of rail lines and the consolidation, merger or acquisition of control of railroads. The STB may review rail carrier pricing only in response to a complaint concerning rates charged for transportation where there is an absence of effective competition. The FRA has jurisdiction over safety and railroad equipment standards and regularly monitors the maintenance of the Company's equipment. The Company is of the opinion that it is in compliance with all applicable regulations of the STB and the FRA.

      Since l980, federal regulatory policy has emphasized the promotion of revenue adequacy (e.g., the opportunity to earn revenues sufficient to cover costs and attract capital) for the railroads and has allowed competition to determine to a great extent rail prices and route and service options. As a result of these changes in legislative policy, the railroad industry's rate structure has evolved from a system of interrelated prices that applied over different routes between the same points to a combination of market-based prices. While federal regulation of rail prices has been significantly curtailed, federal regulation of services continues to have a material effect on profitability and competitiveness in the railroad industry.

      JST's operations are subject to regulation by various federal and state departments of transportation and some state and local regulatory agencies. However since JST utilizes the services of subcontractors to transport waste, JST is not required to have any permits or licenses from any federal, state or local government agencies.

Environmental Matters

      The operations of the Company and JST are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the United States Environmental Protection Agency and comparable state agencies that govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. The Company believes that its operations are in compliance in all material respects with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, there is always the possibility that current regulatory requirements may change, currently unforeseen environmental incidents may occur, or past non-compliance with environmental laws may be discovered on the Company's properties. In any of such events, the business, prospectus, financial condition and results of operations of the Company could be materially adversely effected.

      The Company received a Phase I environmental clearance report prior to signing its lease on the Greenville yard in 1993. In addition, the Company received a letter from Conrail indemnifying the Company with respect to environmental claims that pertain to activities prior to 1993.

      Pursuant to the Emergency Planning and Community Right to Know provisions of the Superfund Amendments and Reauthorization Act the Company has adopted procedures that employees will follow in case of any inadvertent release of hazardous materials. The Company periodically conducts training exercises with respect to these procedures as required by FRA.

      Although neither the Company nor JST transport or dispose of toxic, hazardous or medical waste, the Company transports hazardous materials (primarily propane and freon) across the New York City harbor. The Company has a permit from the US. Department of Transportation to transport hazardous materials.

      See Item 3 of this report for information concerning a lawsuit filed against the Company which alleges that the Company disposed of hazardous waste at the Company's Bush Terminal.

Convertible Notes and Series C Preferred Stock

      Between April 1997 and December 31, 2000, the Company sold convertible notes in the principal amount of $3,892,000 to various private investors. The notes bear interest at 10% per year and were payable between April and May of

2000. At the option of the note holder, each note, plus any accrued interest, may be converted into shares of the Company's common stock at the lower of the Conversion Price or 90% of the average closing price of the Company's common stock for the ten trading days preceding the date of conversion. The Conversion Price for the convertible notes varies between $.075 and $.60 and in each case was equal to the market price of the Company's common stock on the date the notes were issued. In connection with the sale of certain of these notes, the Company issued options, which allow the holders of the notes to acquire additional shares of the Company's common stock upon the conversion of the notes. The amounts raised from the sale of the notes were used to pay liabilities, purchase assets, and fund the Company's operations.

      As of January 31, 2001 notes in the principal amount of approximately $1,659,000, plus related interest, had been converted into 27,749,454 shares of the Company's common stock. As a result of the conversion of these notes, the Company issued warrants to the note holders which allow the note holders to purchase 10,092,524 shares of the Company's common stock at prices ranging between $.12 and $.60 per share. The warrants expire 90 days after the shares issuable upon the exercise of the options are covered by a registration statement which has been declared effective by the Securities and Exchange Commission.

      If the remaining outstanding notes, plus accrued interest (approximately $1,115,000), were converted into shares of the Company's common stock on January 31, 2001 the Company would be required to issue an additional 9,673,379 shares of common stock, plus warrants for the purchase of an additional 2,828,309 shares of common stock. The warrants, if issued, would be exercisable at prices ranging between $.12 and $.60 per share and would expire on the later of the date the notes were converted or 90 days after the shares issuable upon the exercise of the options are covered by a registration statement which has been declared effective by the Securities and Exchange Commission

      The Company agreed to the terms of the convertible notes since the Company was unable to obtain conventional financing due to the Company's financial condition. Notes in the principal amount of approximately $800,940 contain a restriction on short selling.

      See Item 5 of this report for information concerning the convertible notes held by the Company's present and former officers and directors and the Company's principal shareholders.

      In June 2000 the Company issued 500,000 shares of its Series C preferred stock to John Marsala in payment of $500,000 in past due convertible notes and accrued interest owed to Mr. Marsala. At the option of Mr. Marsala, each Series C preferred share may be converted into the greater of (i) 12.82 shares of the Company's common stock or (ii) the number of shares determined by dividing $1.00 by an amount equal to 90% of the average closing price of the Company's common stock for the five trading days preceding the date of conversion. For each share of common stock received upon the conversion of the Series C Preferred shares, Mr. Marsala will receive a warrant which will allow Mr. Marsala to purchase
1.0452 shares of the Company's common stock at a price of $0.12 per share at any time prior to the later of 90 days following the date the shares issuable upon the exercise of the warrant have been registered for public sale or 90 days after the conversion of the Preferred shares.

      The actual number of shares which will be issued upon the conversion of the notes which remain outstanding or the conversion of the Series C Preferred stock cannot be determined at this time and will depend upon the price of the Company's common stock at the time of conversion. The issuance of common stock upon the conversion of the notes, the exercise of the warrants, or the conversion of the Series C Preferred stock as well as future sales of such common stock or the perception that such sales could occur, could adversely affect the market price of the Company's common stock.

      The Company's shareholders did not approve the terms of the convertible notes or the Series C Preferred stock.

      The Company intends to file a registration statement covering the shares issued or issuable upon the conversion of the notes and/or the exercise of the warrants and the shares issuable upon the conversion of the Series C Preferred stock.

Employees

      As of January 31, 2001 the Company had 13 full-time employees and two part time employees. Eight of the Company's employees are executive officers or work in administration. Six of the Company's executive officers serve on a full time basis and two executive officers serve on a part time basis.

      The Company's Railroad division employs twelve full time and two part time employees. The Company's railroad employees are members of the Seafarers International Union. The Company had a collective bargaining agreement with the union which expired in June 2000. The Company is currently negotiating a long-term agreement with the union. The railroad employees consist of a locomotive engineer, one general manager who is a locomotive engineer and instructor, two brakeman, two conductors and one bridgeman.

      JST has one operational manager. All other personnel used in the Company's trucking operations are subcontracted.

ITEM  2. DESCRIPTION OF PROPERTIES See Item 1 of this report.

ITEM 3   LEGAL PROCEEDINGS.
         -----------------
      On November 19, 1998 the City of New York filed a lawsuit against the Company and Robert Crawford, the Company's former President, in the U.S. District Court, Southern District of New York for the purpose of recovering the cost of the removal and cleanup of certain hazardous substances and petroleum at the Company's Bush Terminal facility. The suit alleges that certain parties were instructed by the Company to dispose of hazardous and toxic materials in an illegal manner. The plaintiff is seeking recovery of approximately $600,000, which it claims to have spent on the investigation and cleanup of the alleged disposal, as well as all future investigation and cleanup costs, and the cost of this litigation. The Company intends to vigorously defend this action. The lawsuit is presently in the early stages of discovery; accordingly the ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this matter. The City of New

York v. New York Cross Harbor Railroad Terminal Corp., Robert R. Crawford and New York Regional Rail Corporation. United States District Court Eastern District of New York case no. 98 Civ. 7227.

     Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index no. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that they were not paid by Crawford. The plaintiffs allege that NYCH guaranteed the performance of Mr. Crawford. The Company has not conducted an extensive review of the allegations in the complaint.

     Murphy,  Marseilles,  Smith & Nammack,  Inc.  Chapter 7 Case No. 98 B 42104
(SMB) Richard E. O'Connell v NYRR Adversary Proceeding No. 00-02413. This is an action brought by the trustee for the Murphy, Marseilles, Smith & Nammack, Inc. bankruptcy estate. The bankruptcy trustee claims that Murphy, Marseilles, Smith & Nammack, Inc. made a $50,000 loan to the Company in April 1996. The Company has denied this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

      As of January 31, 2001, there were approximately 1,200 record and 10,000 beneficial owners of the Company's common stock.

      The Company's common stock is traded on the OTC Bulletin Board. Set forth below is the range of high and low bid quotations for the periods indicated as reported by the National Association of Securities Dealers, Inc. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ending          High           Low

      March 31, 1997         $0.19         $0.13
      June 30, 1997           0.26          0.13
      September 30, 1997      0.19          0.09
      December 31, 1997       0.14          0.06

      March 31, 1998         $0.23          $0.06
      June 30, 1998           0.45           0.17
      September 30, 1998      0.25           0.16
      December 31, 1998       0.22           0.11

      March 31, 1999        $0.195          $0.10
      June 30, 1999           1.78          0.132
      September 30, 1999      0.84           0.42
      December 31, 1999       0.68           0.37

      March 31, 2000         $0.63          $0.22
      June 30, 2000           0.49           0.24
      September 30, 2000      0.32          0.155
      December 31, 2000       0.22          0.091

      Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and the Company does not have any current plans to pay any common stock dividends.

      The provisions in the Company's Certificate of Incorporation relating to the Company's Preferred Stock would allow the Company's directors to issue Preferred Stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to the Company's common stock. The issuance of Preferred Stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.

Issuance of Additional Shares

      As of January 31, 2001, the Company had 170,416,689 shares of common stock issued and outstanding. The following table lists additional shares of the Company's common stock to be issued as the result of the exercise of outstanding options, warrants or the conversion of other securities issued by the Company. The Company is authorized to issue 200,000,000 shares of common stock. The Company plans to increase its authorized common stock to allow for the issuance of the additional shares described below.

                                            Number of Shares     Note Reference

Shares outstanding as of January 31, 2001     170,416,689

Shares issuable upon conversion of notes
and exercise of warrants sold in private
offerings, based upon the lower of the
Conversion Price or 90% of market price
of the Company's common stock on
January 31, 2001 ($0.15 per share).            22,594,212              A

Shares issuable upon each exercise of
options to be granted to Ronald Bridges        Undeterminable          B

Shares issuable upon exercise of options
granted to current and former officers and
employees                                        170,000              C

Shares issuable upon the exercise of options
granted to consultants.                        1,100,000              D

Shares issuable to former officers             1,166,665              E

Shares  issuable  upon  conversion of Series
C Preferred Stock, based upon the lower of
Conversion Price 90% of market price of the
Company's common stock on January 31, 2001
($.146 per share)                             15,718,000              F

A. Between April 1997 and December 31, 2000, the Company sold convertible notes in the principal amount of $3,892,000 to various private investors. The notes bear interest at 10% and were due and payable between April and May of 2000. At the option of the note holder, each note, plus any accrued interest, may be converted into shares of the Company's common stock at the lower of the Conversion Price or 90% of the average closing price of the Company's common stock for the ten trading days preceding the date of conversion. The Conversion Price for the convertible notes varies between $.075 and $.60 and in each case was equal to the market price of the Company's common stock on the date the notes were issued. In connection with the sale of certain of these notes, the Company issued options, which allow the holders of the notes to acquire additional shares of the Company's common stock upon the conversion of the notes. The amounts raised from the sale of the notes were used to pay liabilities, purchase assets, and fund the Company's operations.

      As of January 31, 2001 notes in the principal amount of approximately $1,659,000, plus related interest, had been converted into 27,749,454 shares of the Company's common stock. As a result of the conversion of these notes, the Company issued warrants to the note holders which allow the note holders to purchase 10,092,524 shares of the Company's common stock at prices ranging between $.12 and $.60 per share. The warrants expire 90 days after the shares issuable upon the exercise of the options are covered by a registration statement which has been declared effective by the Securities and Exchange Commission.

      If the remaining outstanding notes, plus accrued interest (approximately $1,115,000), were converted into shares of the Company's common stock on January 31, 2001 the Company would be required to issue an additional 9,673,379 shares of common stock, plus warrants for the purchase of an additional 2,828,309 shares of common stock. The warrants, if issued, would be exercisable at prices ranging between $.12 and $.60 per share and would expire on the later of the date the notes were converted or 90 days after the shares issuable upon the exercise of the options are covered by a registration statement which has been declared effective by the Securities and Exchange Commission

      The Company used the market price of its common stock on January 31, 2001 ($0.15 per share) for purposes of computing the shares issuable upon the conversion of the notes, as well as the shares issuable upon the exercise of warrants issued upon the conversion of the notes.

      The following table shows as of January 31, 2001: (A) the amount of convertible notes held by former and present officers and directors of the Company and by those shareholders who are the beneficial owners of more than 5% of the Company's common stock, (B) the amount of note principal and accrued interest converted into shares of the Company's common stock, (C) the shares of common stock issued upon the conversion of the notes and/or the exercise of warrants held by such persons, and (D) assuming all outstanding notes are converted into shares of the Company's common stock, the shares of common stock issuable upon the conversion of the notes and/or the exercise of the warrants.

                                             Shares of Common    Shares of Common
                                             Stock Issued upon    Stock Issuable
                                  Amount    Conversion of Notes upon Conversion
                   Convertible   of Notes    and/or Exercise    of Notes and/or
                  Notes Held     Converted    of Warrants      Exercise of Warrants
Name                  (A)          (B)           (C)                   (D)
------          -------------   ----------   -----------        ------------------

Ronald Kuzon        $23,000           --             --                   --
Robert Crawford    $ 40,000           --             --              595,735
Arline Crawford    $175,000      $25,000        333,333            2,606,421
Citrus Springs
  Trust             $75,400           --             --              637,580
John Marsala        $18,877      $99,346      1,203,590            1,190,087
Steven Hirsch      $150,000     $720,008      8,123,151            7,540,390


      In 1998 notes and accrued interest of $23,069 were repaid to Mr.Kuzon.

      Ronald Kuzon, Robert Crawford and Arline Crawford are former officers and directors of the Company. The Company considers Ms. Crawford to be the controlling person of the Citrus Springs Trust. John Marsala and Steven Hirsch are the beneficial owners of more than 5% of the Company's common stock.

     In the case of Steven Hirsch, includes notes held by CCC Financial, Inc. and the HiTel Group, Inc., corporations controlled by Mr. Hirsch.

   See Note F below for information concerning preferred stock issued to John Marsala in exchange for convertible notes.

      The actual number of shares which will be issued upon the conversion of the notes which remain outstanding cannot be determined at this time and will depend upon the price of the Company's common stock at the time of conversion. The issuance of common stock upon the conversion of the notes or the exercise of the warrants, as well as future sales of such common stock or the perception that such sales could occur, could adversely affect the market price of the Company's common stock.

B. The Company has an Employment Agreement with Ronald Bridges, the Company's President. The Employment Agreement provides that in the event the gross revenues from the Company's railroad operations increase between September 1, 2000 and August 31, 2001 then Mr. Bridges will be granted an option to purchase one share of the Company's common stock for each $10 in additional revenue. Any options granted will be exercisable at a price of $0.19 per share and will expire one year from the date earned.

C. Options are held by the following present and former officers and directors of the Company. With the exception of the options held by Mr. Eastman, all options are currently exercisable. Mr. Eastman's options are contingent upon his future employment with the Company.

                          Shares Issuable
                           Upon Exercise        Option          Expiration Date
Name                        of Option        Exercise Price       of Option

Joel Marcus                  120,000            $0.20              12/2001

Wayne Eastman                 50,000            $0.19              various

D. The options were issued to Anthony Ricco and Dominic Massa who are members of the Company's Advisory Committee and provide consulting services for the Company. The options are exercisable at a price of $0.40 per share and expire on August 14, 2001. Options for the purchase of 500,000 shares are presently exercisable. Options for the purchase of the remaining 600,000 shares may only be exercised in the event the consultants are successful in obtaining certain agreements from connecting railroads, the City of New York and other third parties which agreements would increase rail traffic and otherwise benefit the Company's railroad operations.

E. Shares are issuable to W. Robert Bentley and Tad Mahoney, former officers of the Company. See Item 10 of this report for further information concerning the issuance of these shares.

F. In June 2000 the Company issued 500,000 shares of its Series C Preferred stock to John Marsala in payment of $500,000 in past due convertible notes and accrued interest owed to Mr. Marsala. At the option of Mr. Marsala, each Series C Preferred share may be converted into the greater of (i) 12.82 shares of the Company's common stock or (ii) the number of shares determined by dividing $1.00 by an amount (the "Conversion Price") equal to 90% of the average closing price of the Company's common stock for the five trading days preceding the date of conversion. For each share of common stock received upon the conversion of the Series C Preferred shares, Mr. Marsala will receive a warrant which will allow Mr. Marsala to purchase 1.0452 shares of the Company's common stock at a price of $0.12 per share at any time prior to the later of 90 days following the date the shares issuable upon the exercise of the warrant have been registered for public sale or 90 days after the conversion of the Preferred shares.

      The Company used the market price of its common stock on January 31, 2001 ($0.15 per share) for purposes of computing the shares issuable upon the conversion of the Series C Preferred stock, as well as the shares issuable upon the exercise of warrants issued upon the conversion of the Series C Preferred stock.

      The actual number of shares which will be issued upon the conversion of the Series C Preferred stock cannot be determined at this time and will depend upon the price of the Company's common stock at the time of conversion. The issuance of common stock upon the conversion of the Series C Preferred stock or the exercise of the warrants, as well as future sales of such common stock or the perception that such sales could occur, could adversely affect the market price of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this report. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include level of freight shipments, competition, future contractual terms with landfill authorities, impact of government regulations, availability of capital to finance growth and general economic conditions.

      The following should be read in conjunction with the Company's financial statements and related notes, which are a part of this report.

Balance Sheet Data
                              December 31, 2000          December 31, 1999
                              -----------------          -----------------

   Current Assets                $1,088,399                  $  906,846
   Total Assets                   5,270,089                   5,487,046
   Current Liabilities            4,937,604                   6,619,786
   Total Liabilities              6,113,947                   7,340,318
   Temporary Equity               1,512,500                   1,512,000
   Working Capital (Deficit)     (3,849,205)                 (5,712,940)
   Stockholders' (Deficit)       (2,441,592)                 (3,414,879)

Operating Data

                                        Years Ending December 31,
                                 2000              1999             1998
                                 ---------------------------------------

Operating revenues           $8,626,093        $5,614,567        $1,178,507
Operating expenses           (7,613,144)       (5,107,981)       (1,002,428)
Administrative
 expenses                    (1,802,773)       (2,147,766)       (2,029,070)
Interest and other
    expenses                   (389,303)       (1,641,180)         (589,880)
Minority interest               (36,127)     (     49,107)               --
Extraordinary gain
 debt forgiveness               263,271           109,468                --
Loss on disposition
 of equipment                        --                 --          167,095
                        ----------------------------------   --------------

Net loss                      $(951,856)      $(3,205,428)      $(2,552,871)
                              ==========      ===========       ============

Results of Operations

      The Company has incurred substantial losses since it was formed. From the date of its formation through December 31, 2000, the Company incurred net losses of approximately $(12,130,000). The Company expects to continue to incur losses until such time, if ever, it earns net income.

      Prior to 1976, the New York City region benefited from significant rail freight competition. During 1976 NYCH, now a subsidiary of the Company, was transporting almost 1,000 rail cars per day across the New York City harbor.

      In 1976, Conrail was formed and became the area's exclusive rail link to the balance of the national rail network. Rail freight operations in the New York City metro area became dependent on Conrail which controlled the movement and pricing of rail freight in and around New York City.

      Conrail elected to focus on rail delivery west of the Hudson River by developing "reload centers" in northern New Jersey for reloading goods from railcars onto trucks for delivery to destinations into New York City. Conrail also routed a significant number of railcars destined for the New York City area along land based tracks north of New York City. This added 288 miles and 1-4 days to the trip rather than the three-mile trip to the Company's Greenville Yard and a forty-five minute trip across the New York City harbor. The Company believes this policy discouraged many customers from using rail altogether and led to a decline in NYCH's rail traffic.

      In January 1995 the Company's docking facility in Greenville, New Jersey required repairs resulting in the inability of the Company to move freight for a 14-week period. As a result of the failure of the docking facility, rail traffic, which would otherwise have been carried by the Company, was rerouted along track north of New York City. Much of the rail traffic which was rerouted did not return to the Company following the repair of the docking facility, resulting in a further decline in the Company's revenues during 1995 and thereafter.

      In June 1999  Norfolk  Southern and CSX  acquired  operational  control of
Conrail's assets. Since then Norfolk Southern has used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. The Company also believes there is an emerging market for rail shipment of hazardous and non-hazardous waste.

      As of October 31, 2000 the Company was transporting approximately 250 railcars per month. Based upon the average rate received by the Company for each railcar transported and the Company's estimated operating expenses the Company projects that it will need to transport approximately 300 railcars per month in order to become marginally profitable.

      During the three years ending December 31, 1999 the Company recorded significant expenses as the result of the issuance of (1) common stock at below market prices, (2) options and warrants with exercise prices below market prices and (3) convertible debt which was convertible into shares of the Company's common stock at prices below the then prevailing market prices. These charges did not require the use of cash and were offset by corresponding credits to stockholders' equity. The amounts expensed by the Company as a result of the foregoing were:

                              Year Ended December 31,
                        1997             1998         1999
                        ----             ----         ----

                      $174,552        $444,150     $1,395,000

Year Ended December 31, 2000

      The increase in revenue and operating expenses during the year ended December 31, 2000 was the result of an increase in railcars transported by the Company, an increase in the average amount received per railcar transported, and the Company's acquisition of a 51% interest in JST in April 1999.

      The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2000 were:

                             Railroad               Trucking

Operating revenues         $1,301,087              $7,325,006
Operating expenses            580,879               7,032,265
Gross profit                  720,208                 292,741

      The beneficial conversion expense of $1,395,000 during the year ended December 31, 1999 was due to the sale of promissory notes, which were convertible into shares of the Company's common stock at prices below prevailing market prices. Beneficial conversion expense with respect to notes sold during the year ended December 31, 2000 with similar conversion features was not material. See Item 5 of this report for further information concerning the Company's convertible notes.

Year Ended December 31, 1999

    The increase in revenue and operating expenses during the year ended December 31, 1999 was the result of an increase in railcars transported by the Company, an increase in the average amount received per railcar transported, and the Company's acquisition of a 51% interest in JST in April 1999.

   The components of the Company's operating revenues and expenses by business segment during the year ended December 31, 1999 were:

                                                     Railroad      Trucking

Operating revenues                                   $899,000     $4,716,000
Operating expenses                                   $929,000     $4,179,000
Gross profit                                         ($30,000)    $  537,000

      Interest expense for 1999 includes beneficial conversion expenses of $1,395,000 associated with the issuance of warrants and options for services and the sale of promissory notes which were convertible into shares of the Company's common stock at prices below prevailing market prices.

      Operating expenses as a percent of operating revenues were 85% during 1998. In 1999 operating expenses increased to 91% of operating revenues due to costs associated with equipment maintenance and modernization.

Liquidity and Capital Resources

      As of December 31, 2000 the Company had the following liabilities:

      Accounts payable and accrued expenses       $2,478,773
      Notes payable                                1,668,916
      Accrued payroll and payroll taxes              905,585
      Convertible notes                              959,173

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

      Accounts payable and accrued expenses also include approximately $815,000 for accrued real estate taxes. Based upon discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000.

      See Item 5 of this report for information concerning the Company's convertible notes. The Company believes that all or substantially all of the remaining notes will be converted into shares of the Company's common stock.

      During the year ended December 31, 1999 the Company's operations used approximately $1,582,800 of cash. In order to fund its operating losses, the Company sold shares of its common stock and convertible notes in private offerings.

      During the year ended December 31, 2000 the Company's operations used approximately $702,000 in cash and the Company acquired approximately $360,000 of property and equipment. The Company financed its cash needs during this period primarily through the sale of convertible notes. In April 2000 JST became profitable and began providing the Company with a source of cash.

      Although during fiscal 2001 the Company expects that its operations will begin to generate net income, the Company nevertheless anticipates that it will suffer losses of approximately $100,000 until the Company becomes profitable.

      The Company's anticipated capital needs during the year ending December 31, 2001 are:

      Operating Losses                                         $100,000
      Payment of trade payables and accrued liabilities        $100,000
      Repairs to Bush and Greenville terminals                 $100,000
      Repairs to locomotives and car floats                    $100,000
      Payroll taxes, real estate taxes related interest
      and penalties                                            $750,000

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. Until such time as the Company becomes profitable, the Company's continued operations will depend upon the availability of additional funding. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be able to obtain additional funding, if needed, or, if available, on terms satisfactory to the Company. There can be no assurance that the Company will be able to generate sufficient revenues to be profitable.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective June 8, 2000 the Company retained Feldman Sherb Horowitz & Co., P.C. ("Feldman/Sherb") to act as the Company's independent certified public accountants. In this regard Feldman/Sherb replaced Schneider Ehrlich & Associates, LLP ("Schneider/Ehrlich") which audited the Company's financial statements for the fiscal year ended December 31, 1997 and 1998. The report of Schneider/Ehrlich for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Schneider/Ehrlich for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. As a result of a judgement entered against the Company prior to December 31, 1998, the Company's financial statements were restated to reflect an increase in liabilities and an increase in retained earnings deficit for the same amount. During the Company's two most recent fiscal years and subsequent interim period ending June 8, 2000, there were no disagreements with Schneider/Ehrlich on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Schneider/Ehrlich would have caused it to make reference to such disagreements in its reports.

      The change in the Company's auditors was recommended and approved by the board of directors of the Company. The Company does not have an audit committee.

      During the two most recent fiscal years and subsequent interim period ending June 8, 2000, the Company did not consult Feldman/Sherb regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Set forth below is certain  information  concerning  the management of the
Company:

      Name                   Age       Position

      Ronald W. Bridges       53       President
      Wayne A. Eastman        50       Vice President of Operations
      Darryl Caplan           38       Vice President of Corporate Affairs and
                                       a Director
      Joel Marcus             59       Chief Financial Officer and a Director
      Sabato Catucci          62       Director
      Gordon Kuhn             50       Director

      Ronald W. Bridges has been the President of the Company since September 2000. Mr. Bridges has over 25-years experience in the railroad industry; having served as Conrail's Assistant Vice President, Forest and Manufactured Goods Business Group, until his retirement in May 1999. After his retirement from Conrail, Mr. Bridges served as a consultant to numerous transportation companies.

      Wayne A. Eastman has been the Vice President of Operations since September 2000. Wayne has over 30-years experience in all phases of railroad operations. He retired form Conrail as District Superintendent of Oak Island Terminal and Yard Operations in Newark, NJ. Prior to joining Conrail he was superintendent of two regional railroads in the Midwest and spent eighteen (18) years with the Illinois Central Railroad. Mr. Eastman is also an adjunct Professor of Economics at Middlesex College in Edison, NJ.

     Darryl Caplan has been an officer and director of the Company since August 1999. Mr. Caplan has been an attorney in private practice since 1986.

     Joel Marcus, CPA, has been an officer and director of the Company since June 2000. Mr. Marcus has over 25 years of experience in corporate and tax accounting. Mr. Marcus has been a CPA in private practice for over 20 years and is Chief Financial Officer and Director of SMLX Technologies Inc. a publicly traded company.

      Sabato Catucci has been a director of the Company since July 1999. Mr. Catucci serves as NYRR's Chairman of the Board. Mr.Catucci is the founder and

CEO of American Warehousing and American Stevedoring ("American"). American currently runs for the City of New York and The Port Authority of NY/NJ, the Redhook Marine Terminal, and the majority of all piers on the Brooklyn waterfront. American's piers are home to the world's largest cocoa port and they are actively engaged in containerized freight shipments. He also owns a number of other businesses. Mr. Catucci is one of the persons responsible for establishing the New York Task Force on Port, Rail and Industrial Development. He sits on the Advisory Committee of the New York City Economic Development Corporations Cross Harbor Major Investment Study (MIS).

      Gordon Kuhn has been a director of the Company since September 2000. He is a highly respected lifetime railroader with over 25 years experience in the rail industry. Mr. Kuhn retired from Conrail after serving as Senior Vice President in charge of its Core Business Group, with annual sales of over $1,800,000,000. His responsibilities included all aspects of Sales, Marketing, Customer Service, Billing & Collecting, Car Management, as well as, Industrial Development.

Change in Management

      Beginning in November 1998 the management of the Company changed. The following provides certain information concerning the dates of service of the former and present management of the Company.

                                                                   Periods of
Name                             Position                            Service
----                             --------                          -----------

Robert Crawford            President, Treasurer and a Director   10/95 to 11/98

Arline Crawford            Vice President of Operations, Secretary
                           and a Director                         10/95 to 7/99

Bruce Crawford             Assistant Secretary, Assistant Treasurer
                           and a Director                          4/99 to 7/99

W. Robert Bentley          Director                                3/98 to 9/00

W. Robert Bentley          President                              12/98 to 9/00

Irene Bodkin               Director                               10/95 to 6/00

Donald Boehm               Director                                3/98 to 5/00

Ira Levy                   Chief Financial Officer                 5/99 to 6/00

Darryl Caplan              Vice President of Corporate Affairs
                           and a Director                            Since 8/99

James White                Director                                8/98 to 4/99

Ronald Kuzon               Director                                6/99 to 2/00

Sabato Catucci             Director                                  Since 7/99

Joel Marcus                Chief Financial Officer and a Director    Since 6/00

Ronald Bridges             President                                 Since 9/00

Tad Mahoney                Vice President of Operations            4/00 to 9/00

Wayne Eastman              Vice President of Operations              Since 9/00

Gordon Kuhn                Director                                  Since 9/00

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years indicated.

                                                             Re-
                                                Other       stric-
                                               Annual        ted
Name and                                       Compen-      Stock    Options
Principal        Fiscal    Salary   Bonus      sation       Awards   Granted
Position          Year       (1)      (2)       (3)          (4)       (5)
---------        ------    ------   -----      ------       ------   -------


Ronald Bridges,   2000
President since
September 2000

W. Robert Bentley, 2000   $75,000  $ 9,939         --          --         --
President from    1999    $75,000  $15,200         --          --         --
January 1999 to   1998    $75,000       --   $ 15,200          --         --
September 2000

(1) The dollar value of base salary (cash and non-cash) received. Amounts include the compensation paid by the Company's subsidiaries.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represents housing and automobile allowances.
(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services. The number of shares of the Company's common stock owned by the officer listed above, and the value of such shares as of December 31, 2000 were:

      Name                          Shares                  Value

      Ronald Bridges                  --                      --

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

      The following shows the amount, which the Company expects to pay to its executive officers during the year ending December 31, 2001 and the time which the Company's executive officers plan to devote to the Company's business.

                              Proposed             Time to be Devoted
Name                       Compensation         To Company's Business

Ronald W. Bridges            $84,000                    100%
Wayne Eastman                $36,000                    100%
Joel Marcus                        A                       A
Darryl Caplan                      B                       B

A. For the six months ending December 31, 2000 the Company used a consulting company affiliated with Joel Marcus to perform certain accounting and bookkeeping services. For these services the consulting company was granted options to purchase 120,000 shares of the Company's common stock and will be paid $30,000 in monthly increments of $5,000. The options are exercisable at a price of $0.21 per share, (which was the market price of the Company's common stock on the date of the consulting agreement), and expire between June and December 2001.

B. The Company does not expect to compensate Mr. Caplan for acting as an officer and director of the Company. Mr. Caplan's law firm bills fees for legal services to the Company at rates ranging between $150 and $220 per hour. In September 1999 Mr. Caplan's law firm received options in consideration for past and future legal services for the purchase of 500,000 shares of the Company's common stock. The options were exercisable at the lesser $0.40 per share or 90% of the average closing price of the Company's common stock for the ten trading days preceding the date of exercise. On the date the options were granted the market price of the Company's common stock was $.40 per share. In November 1999 options for the purchase of 300,000 shares were exercised. The remaining 200,000 options were exercised in March 2000. All options were exercised at $0.40 per share. In September 2000 the Company issued 302,286 shares of the its common stock to Mr. Caplan's law firm in payment of $63,480 in legal fees.

      The Company's Board of Directors may increase the compensation paid to the
Company's   officers   depending  upon  the  results  of  the  Company's  future
operations.

Employment Contracts

      In September 2000, the Company entered into a one-year Employment Agreement with Ronald Bridges. Pursuant to the terms of this agreement Mr. Bridges, or a company controlled by Mr. Bridges, will receive annual compensation of $84,000. In the event the gross revenues from the Company's railroad operations increase between September 1, 2000 and August 31, 2001 Mr. Bridges will be granted an option to purchase one share of the Company's common stock for each $10 in additional revenue. Mr. Bridges will also be entitled to a cash bonus equal to 5% of the first $1,000,000 of additional revenues and a cash bonus equal to 2.5% of any additional revenues in excess of $1,000,000. Any options granted will be exercisable at a price of $0.19 per share (which was the market price of the Company's common stock on the date of the employment agreement) and will expire one year from the date earned.

      In September 2000, the Company and Wayne Eastman entered into a one year employment agreement which provides for an annual salary of $36,000 and a $500 monthly car allowance. The employment agreement further provides that for every six months of employment Mr. Eastman will receive options to purchase 25,000 shares of the Company's common stock. The options are exercisable at a price of $0.19 per share (which was the market price of the Company's common stock on the date of the employment agreement) and will expire one year from the date earned.

      W. Robert Bentley had an employment contract with the Company whereby Mr. Bentley was employed as the President of the Company's subsidiary, New York Cross Harbor Railroad, until January 5, 2001 at an annual salary of $75,000 per year. In September 2000, Mr. Bentley agreed to an early termination of his contract. As part of the termination agreement, the Company agreed to pay Mr. Bentley $21,630 plus unreimbursed expenses and Mr. Bentley agreed to cancel options to purchase 500,000 shares of the Company's common stock. In addition, the Company agreed to issue Mr. Bentley 1,000,000 shares of common stock in three equal annual installments beginning in March 2001. The first 333,333 shares due Mr. Bentley were issued in March 2001.

      In April 2000 the Company entered into a five month employment contract with Tad Mahoney, the Company's former Vice President of Operations. The contact provided for the issuance of 166,665 shares of the Company's common stock plus monthly payments of $7,500. The Company issued the 166,665 shares to Mr. Mahoney in March 2001.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      Except as provided in the Company's employment agreements with its executive officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

      Standard Arrangements. At present the Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

      Except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company during the year ended December 31, 2000.

Stock Option and Bonus Plans.

      The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

Incentive Stock Option Plan.

      The Incentive Stock Option Plan collectively authorizes the issuance of up to 2,000,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

      To be classified as incentive stock options under the Internal Revenue Code, options granted pursuant to the Plans must be exercised prior to the following dates:

      (a) The expiration of three months after the date on which an option holder's employment by the Company is terminated (except if such termination is due to death or permanent and total disability);

      (b) The expiration of 12 months after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's permanent and total disability;

      (c) In the event of an option holder's death while in the employ of the Company, his executors or administrators may exercise, within three months following the date of his death, the option as to any of the shares not previously exercised;

      The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options, which are first exercisable in any calendar year, may not exceed $100,000.

      Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant. Any other option granted pursuant to the Plan may not be exercisable by its terms after ten years from the date of grant.

      The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of the Company's outstanding shares).

Non-Qualified Stock Option Plan.

      The Non-Qualified Stock Option Plan authorizes the issuance of up to 2,000,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

Stock Bonus Plan.

      Up to  1,000,000  shares of Common  Stock may be  granted  under the Stock
Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in
connection   with  the  offer  or  sale  of  securities  in  a   capital-raising
transaction.

Other Information Regarding the Plans.

      The Plans are administered by the Company's Compensation Committee ("the Committee"), each member of which is a director of the Company. The members of the Committee were selected by the Company's Board of Directors and serve for a one-year tenure and until their successors are elected. As of March 15, 2001 the Compensation Committee was made up of Joel Marcus, Darryl Caplan and Sal Catucci. A member of the Committee may be removed at any time by action of the Board of Directors. Any vacancies, which may occur on the Committee, will be filled by the Board of Directors. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Committee administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee, payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Committee.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Committee when the shares were issued.

      The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment, which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

Summary.

      The following sets forth certain information, as of December 31, 2000, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's common stock.

                             Total        Shares
                            Shares     Reserved for     Shares       Remaining
                           Reserved    Outstanding     Issued as  Options/Shares
Name of Plan              Under Plans    Options     Stock Bonus   Under Plans
------------              -----------  -----------   -----------  --------------

Incentive Stock Option
  Plan                     2,000,000      170,000        N/A        1,830,000
Non-Qualified Stock
   Option Plan             2,000,000           --        N/A        2,000,000
Stock Bonus Plan           1,000,000           --    166,665          833,335

Other Options Granted

      The following tables set forth information concerning the options granted, during the fiscal year ended December 31, 2000, to the Company's present officers and directors during the year, and the value as of December 31, 2000 of all unexercised options (regardless of when granted) held by these persons. In each case the exercise price of the option was greater than or equal to the market price of the Company's common stock on the date the option was granted. The options listed below were not granted pursuant to the Company's incentive or non-qualified stock option plans. The options in the table exclude shares issuable upon conversion of notes and exercise of warrants held by the persons named in the table. See Item 5 of this report.

                                          % of Total
                                         Options Granted   Exercise
                  Date of   Options      to Employees in  Price Per   Expiration
Name               Grant   Granted (#)     Fiscal Year      Share       Date
-----             ------   -----------   ---------------   --------  -----------

Joel Marcus        6/8/00    120,000       12.3%          $0.20         12/2001
Wayne Eastman      9/1/00     50,000        5.1%          $0.19    Various dates

Option Exercises and Option Values



                                          Number of Securities
                                        Underlying Unexercised    Value of Unexercised
                                         In-the-Money Options     In-the-Money Options
                 Shares                  at December 31, 2000     at December 31, 2000
               Acquired on    Value          Exercisable/             Exercisable/
Name           Exercise (1) Realized (2)    Unexercisable (3)       Unexercisable (4)
----           ------------ ------------ --------------------     --------------------

Darryl Caplan    500,000     $27,000                --/--          $         --/--
Joel Marcus          --          --         80,000/40,000          $         --/--
Wayne Eastman        --          --         25,000/25,000          $         --/--



(1) The number of shares of common stock received upon exercise of options during the fiscal year ended December 31, 2000. Excludes shares issuable upon conversion of notes and exercise of warrants held by the persons named in the table. See Item 5 of this report.

(2) With respect to options exercised during the Company's fiscal year ended December 31, 2000 the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2000, separated between those options that were exercisable and those options not exercisable.

(4) For all unexercised options held as of December 31, 2000, the excess of the market value of the stock underlying those options (as of December 31, 2000) and the exercise price of the option.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables identify as of January 31, 2001 the beneficial ownership of the Company's common stock by (i) each person or entity known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) each officer and executive director of the Company
(iii) all the directors and  executive  officers of the Company as a group,  and
(iv) certain other persons. Unless otherwise indicated, all shares are owned of record.

      The first table shows the shares owned by the foregoing persons without giving effect to the exercise of options or warrants or the conversion of notes or preferred shares and other securities (collectively referred to as the "derivative securities") of the Company. The second table shows the shares, which would be owned by the foregoing persons assuming the issuance of shares of the Company's common stock upon the exercise or conversion of all derivative securities. See Item 5 of this report for a description of these derivative securities.

Share Ownership Assuming No Exercise or Conversion of Derivative Securities

                                      Shares of
Name                                Common Stock            Percent of Class

Ronald W. Bridges                      50,000                       *

Darryl Caplan (1)                   1,882,625                    1.1%

Joel Marcus                                --                      --

Wayne A. Eastman                       60,000                       *

Sabato Catucci                             --                      --

Gordon Kuhn                                --                      --

Robert R. Crawford                 4,400,000                     2.6%

Arline C. Crawford (2)              1,250,000                       *

R. Bruce Crawford                   5,400,689                    3.2%

Estate of A. S. Daniels (2)        6,304,944                     3.7%

Citrus Springs Trust (2)           31,199,786                   18.3%

All Officers and
Directors as a Group (six persons)  1,992,625                    1.2%

Share Ownership Assuming Exercise or Conversion of all Derivative Securities

                                     Shares of
Name                                Common Stock            Percent of Class

Ronald Bridges                         50,000                       *

Darryl Caplan (1)                   2,084,924                       *

Joel Marcus (4)                       120,000                       *

Wayne Eastman                         110,000                       *

Sabato Catucci                             --                      --

Gordon Kuhn                                --                      --

Robert R. Crawford                  5,029,452                    2.4%

Arline C. Crawford (2)              3,750,000                    1.8%

R. Bruce Crawford                   5,400,689                    2.6%

Estate of A. S. Daniels (2)         6,510,944                    3.1%

Citrus Springs Trust (2)           31,611,590                     15%

John Marsala                       18,014,867                    8.5%

Steven Hirsch (3)                  12,251,768                    5.8%

All Officers and Directors
  as a Group (six persons)          2,364,924                    1.1%

Voting Rights

      The following table indicates, as of January 31, 2001 the votes which may be cast on any matter presented to the Company's shareholders by (i) each person or entity known by the Company to have the right to cast more than 2% of the votes eligible to vote on any matter presented to the Company's shareholders, and (ii) each officer and executive director of the Company.

                                                            Percent of All Votes
Name                                    Votes               Eligible to be Cast
----                                    -----               --------------------

Ronald W. Bridges                      50,000                       *

Darryl Caplan (1)                   1,882,625                       *

Joel Marcus                                --                      --

Wayne A. Eastman                       60,000                       *

Sabato Catucci                             --                      --

Gordon Kuhn                                --                      --

Robert R. Crawford                  4,400,000                     1.4%

Arline C. Crawford (2)              1,250,000                       *

R. Bruce Crawford                   5,400,689                    1.7%

Estate of A. S. Daniels (2)         6,304,944                    2.0%

Citrus Springs Trust (2)           31,199,786                    9.7%

John Marsala                      151,771,777                   47.4%

*    Less than 1%

(1)  Includes shares held by Mr. Caplan's law firm.

(2) The Company considers Arline C. Crawford to be the beneficial owner of the shares owned by the estate of A.S. Daniels and the Citrus Springs Trust.

(3) Includes shares of common stock issuable upon the conversion of derivative securities held by CCC Financial, Inc. and the Hi-Tel Group, Inc., corporations controlled by Mr.Hirsch. See Item 5 of this report.

(4)  Includes options held by a company affiliated with Mr. Marcus.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In April 1999, the Company acquired a 51% interest in JS Transportation, Inc. ("JST"). JST is a short haul regional trucking company. JST was formed in November 1998 by Todd Sage, the present general manager of JST, Darryl Caplan (who became an officer and director of the Company in August 1999) and by John Marsala and Steven Hirsch, two of the Company's shareholders. See Item 1 of this report for additional information concerning JST. The following table sets forth certain additional information concerning the acquisition of JST.

                 Shares of
                Company's       Cost of JST Shares  Remaining
               common stock   Exchanged for Shares  percentage
                received for     of Company's       interest     Position
Name           shares of JST      common stock      in JST       with JST
----           -------------  -----------------   -------------  --------

Todd Sage      1,500,000          $180,000          14.7%        General Manager
Darryl Caplan    983,425          $115,000           9.6%        None
John Marsala   1,777,371          $207,843          17.4%        None
Steven Hirsch    739,204          $ 86,441            (1)        None

(1) Subsequent to the Company's acquisition of JST, Steven Hirsch sold his remaining interest in JST to an unrelated third party.

      See Item 5 of this report for information concerning:

o options granted to the Company's former and present officers and directors, and

o shares of the Company's common stock issuable upon the conversion of certain promissory notes, the exercise of warrants, and upon the conversion of the Company's Series C Preferred stock.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit 2   Plan of Acquisition, Reorganization, Arrangement,
            Liquidation, etc.                                          None

Exhibit 3 Articles of Incorporation, as amended, and Bylaws              (1)
                                                                       -----

Exhibit 4   Instruments Defining the Rights of Security Holders

      4.1   Incentive Stock Option Plan                                  (1)
                                                                       -----

      4.2   Non-Qualified Stock Option Plan                              (1)
                                                                       -----

      4.3   Stock Bonus Plan                                             (1)
                                                                       -----

      4.4   Designation of Series B Preferred Stock                      (1)
                                                                       -----

      4.5   Designation of Series C Preferred Stock                      (2)
                                                                       -----

Exhibit 9   Voting Trust Agreement                                     None

Exhibit 10  Material Contracts                                         None

10.1 Lease and Asset Agreement-Greenville Yard,
            Jersey City, New Jersey.                                     (3)
                                                                       -----

      10.2  Employment Agreement with Ronald Bridges                     (1)
                                                                       -----

Exhibit 21  Subsidiaries of the Registrant                               (1)
                                                                       -----

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

(2) Incorporated by reference to the same exhibit filed with the second amendment to the Company's registration statement on Form 10-SB.

(3) This Exhibit has been omitted from this report pursuant to Rule 406 of the Securities and Exchange Commission. This Exhibit has been separately filed with the Commission in accordance with the rules of the Commission concerning confidential treatment of information required to be filed under the Securities Act of 1933.

                          INDEX TO FINANCIAL STATEMENTS


                                                                  Page

Consolidated Financial Statements

     Independent Auditors' Report                                   3

     Balance Sheet                                                 F-1

     Statement of Operations                                       F-2

     Statement of Stockholders' Deficit                            F-3

     Statement of Cash Flows                                       F-4

     Notes to Financial Statements                               F-5 - F-25

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
New York Regional Rail Corporation
Brooklyn, New York

We have audited the accompanying consolidated balance sheets of New York Regional Rail Corporation and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Regional Rail Corporation and subsidiaries as of December 31, 2000 and the results of its operations, changes in stockholders' deficit and cash flows for the years ended December 1999 and 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $951,983 and $3,205,428 for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company had a working capital deficiency of $3,849,205 at December 31, 2000. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in Note A to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                                   Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants

New York, New York
March 17, 2001

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

ASSETS

Current assets
   Cash                                                             $41,070
   Accounts receivable, net of allowance for doubtful
      accounts of $27,865                                           956,329
   Prepaid expenses and other current assets                         91,000
                                                                -----------
      Total current assets                                        1,088,399
Property, plant and equipment, net                                3,698,175
Other assets                                                        483,515
                                                               ------------
                                                                 $5,270,089
                                                               ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long term debt                             $239,451
     Convertible promissory notes:
      Related parties                                               459,173
      Others                                                        500,000
   Other short-term debt:
      Related parties                                                92,913
      Others                                                        261,709
   Accounts payable                                                 546,040
   Accrued expenses                                               1,932,733
   Payroll taxes payable                                            905,585
                                                                 ----------
      Total current liabilities                                   4,937,604
Deferred rent payable                                               101,500
Long term debt                                                    1,074,843
Minority interest                                                    85,234
Temporary equity                                                  1,512,500
Stockholders' deficit:
   Series A Convertible Preferred Stock, $.001 par
    value, 1,000 shares authorized; no shares issued
    and outstanding Series B Convertible Preferred Stock,
    $.001 par value, 15,000 shares authorized; no shares
    issued and outstanding Series C Convertible Preferred
    Stock, $.001 par value, 500,000 shares authorized;
    500,000 shares issued and outstanding                           500,000
   Common stock, $.0001 par value, 200,000,000 shares
      authorized; 170,416,689 shares issued and outstanding          17,042
   Additional paid-in-capital                                     9,170,945
   Accumulated deficit                                          (12,129,579)
                                                                 -----------
      Total stockholders' deficit                                 2,441,592
                                                                -----------
                                                                 $5,270,089


                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                                -----------------------
                                                2000              1999

Operating revenues                          $8,626,093        $5,614,567
                                            ----------        ----------

Operating expenses                           7,613,144         5,107,981

Administrative expenses                      1,802,773         2,147,766
                                             ---------         ---------

Total expenses                               9,415,917         7,255,747
                                             ---------         ---------

Loss before other (income) expenses
   extraordinary item, and minority interest  (789,824)       (1,641,180)

Other (income) expenses:
   Interest expense, net                       389,303         1,680,847
   Other (income)                                   --           (56,238)
      Total other (income) expenses            389,303         1,624,609
                                           -----------         ---------

Loss before extraordinary item and
   minority interest                        (1,179,127)       (3,265,789)

Extraordinary gain - forgiveness of debt      (263,271)         (109,468)
                                              ---------         ---------

Loss before minority interest                 (915,856)       (3,156,321)

Minority interest in income of subsidiary       36,127            49,107
                                            ----------     -------------

Net loss                                      (951,983)       (3,205,428)

Deemed preferred stock dividend                 29,167                --
                                           -----------------------------

Loss applicable to common shareholders       ($981,150)      ($3,205,428)
                                             ==========      ============

Loss per share - basic and diluted:
   Continuing operations                       ($0.01)           ($0.02)
   Extraordinary                                    --                --
                                            ==========       ===========

Weighted average common shares outstanding
   basic and diluted                       167,658,274       152,193,577
                                           ===========       ===========





                 See notes to consolidated financial statements.

                    NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                  Preferred       Preferred        Preferred     Additional
                           Common Stock           Series A        Series B         Series C       Paid-in   Accumulated
                         Shares     Amount     Shares   Amount  Shares   Amount  Shares   Amount  Capital    Deficit        Total

Balance at
 January 1, 1999      145,619,459  $14,562       --     $ --      180    $18,000    --      --  $4,170,704 ($7,972,168) ($3,768,902)
Common stock issued
 for services             865,000       87       --       --       --         --    --      --     189,052          --      189,139
Exercise of stock
 options                   34,619       63       --       --       --         --    --      --      69,067          --       69,130
Value of beneficial
 conversion feature
 of convertible notes          --       --       --       --       --         --    --      --   1,395,000          --    1,395,000
Shares issued for JS
 Transportation
 acquisition            5,000,000      500       --       --       --         --    --      --     599,500          --      600,000
Shares issued for
 reduction of JS
 Transportation
 debt                   1,000,000      100       --       --       --         --    --      --     399,900          --      400,000
Conversion of debt
 into common stock      8,318,036      832       --       --       --         --    --      --     905,350          --      906,182
Conversion of preferred
 Series B into common
 stock                    249,055       25       --       --     (180)   (18,000)   --      --      17,975          --           --
Net loss                       --       --       --       --       --         --    --      --          --  (3,205,428)  (3,205,428)
Balance at
 December 31, 1999    161,686,169   16,169       --       --       --         --    --      --   7,746,548 (11,177,596)  (3,414,879)
Exercise of stock
 options                  101,924       10       --       --       --         --    --      --      12,221          --       12,231
Conversion of debt
 into common stock      7,531,012      753       --       --       --         --    --      --   1,022,108          --    1,022,861
Common stock issued for
 services                 502,086       50       --       --       --         --    --      --     143,430          --      143,480
Common stock issued for
 acquisition              480,000       48       --       --       --         --    --      --     187,152          --      187,200
Common stock issued for
 shares of New York
 Cross Harbor and CH
 Proprietary               49,498        5       --       --       --         --    --      --      49,493          --       49,498
Common stock issued for
 interest                  50,000        5       --       --       --         --    --      --       9,995          --       10,000
Other                      16,000        2       --       --       --         --    --      --         (2)          --           --
Series C Convertible
 Preferred Stock issued
 for debt                      --       --       --       --       --         --  500,000  500,000      --          --      500,000
Net loss                       --       --       --       --       --         --    --      --          --    (951,983)    (951,983)
                ----------------------------------------  ----- --------------------------------------------------------------------

Balance at
 December 31,
 2000                 170,416,689  $17,042       --     $ --       --       $ -- 500,000 $500,00 $9,170,945($12,129,579)($2,441,592)
                ====================================================================================================================


                      See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                             STATEMENT OF CASH FLOWS

                                                     FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                     ----------------------
                                                     2000              1999
                                                     ----              ----
Increase in cash and cash equivalents
 Cash flows from operating activities:
      Net loss                                    ($951,983)      ($3,205,428)
                                                  ----------      ------------
   Adjustments to reconcile net loss to net cash
      (used in) operating activities:
      Depreciation                                  444,001           307,000
      Amortization of goodwill                       42,750            11,325
      Loss on disposal of fixed assets              365,002                --
      Stock issued for services                     353,480           189,139
      Beneficial conversion feature of
        convertible debt                                 --         1,395,000
      Minority Interest in subsidiary earnings       36,127            49,107
      Changes in operating assets and liabilities:
      Accounts receivable                          (298,472)         (543,705)
      Other current assets                            5,015           (35,520)
      Other  assets                                 143,058          (342,000)
      Accounts payable                           (1,146,813)        1,125,886
      Accrued expenses                              102,749           (97,851)
      Payroll taxes payable                         195,580          (443,003)
      Deferred rent                                   7,250             7,250
                                                 ----------     -------------
   Total adjustments                                249,727         1,622,628
                                                  ---------       -----------
Net cash used in operating activities              (702,256)       (1,582,800)
                                                   =========       ===========
Cash flows from investing activities:
   Purchase of property, plant and equipment       (359,603)          (70,251)
                                                   ---------          --------
Net cash used in investing activities               359,603           (70,251)
                                                    =======           ========
Cash flows from financing activities:
   Long term debt                                    478,392          736,177
   Convertible notes - other                         411,492          881,356
   Convertible notes - related party                  54,851          598,532
   Other current debt - related party                 (3,740)         (64,993)
   Other current debt - other                        (53,271)        (372,468)
   Proceeds from issuance of capital stock
     for options                                      12,231           69,130
                                                    --------       ----------
Net cash provided by financing activities           899,955         1,847,734
                                                    =======         =========
Net decrease in cash and cash equivalents          (161,904)          194,683
Cash at beginning of year                           202,974             8,291
                                                    -------       -----------
Cash and cash equivalents at end of year            $41,070          $202,974
                                                    =======          ========
Supplemental cash flow information:
   Cash paid during the year for:
      Interest                                           --             7,868
      Income taxes                                       --                --
Non-Cash Transactions
   Common shares issued in exchange for
     interest in subsidiary                         236,698           600,000
   Common shares issued for reduction of
     subsidiary debt                                     --         1,000,000
   Conversion of debt into common stock           1,022,861         8,316,036
   Conversion of debt into convertible
     preferred series C                             500,000                --
   Debt issued for supplies                          50,000                --
   Common shares issued in exchange for
     accrued interest                                10,000                --
   Purchase of equipment for debt;
      Equipment acquired                                 --           901,500
      Liabilities assumed                                --           901,500

                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - NATURE AND ORGANIZATION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Description of the Merger with New York Regional Rail Corporation

            New York Regional Rail Corporation (the Company), formerly known as Bestsellers Group, Inc. (BSLR) was incorporated on April 19, 1994 under the laws of the state of Florida.

            In May 1996,  BSLR merged with New York  Regional  Rail  Corporation
            (NYRR) pursuant to an Agreement to Exchange Stock dated May 20, 1996 by and between BSLR and NYRR (the "Merger Agreement"). Under terms of the Merger Agreement, NYRR exchanged all of its issued and outstanding shares for 87,000,000 Company shares. After the merger, the Company owned 84.57% of the outstanding common stock of the combined entity, changed its state of incorporation to Delaware, and became the surviving corporation to the merger. The merger has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of NYRR to which NYRR is treated as the continuing entity.

            Description of Business

            The Company operates an ICC certified railroad through its majority-owned subsidiary, New York Cross Harbor Railroad Terminal Corporation ("NYCH"). NYCH's business is to transport and deliver rail traffic via barges across New York Harbor and the East River, thus connecting the Long Island Railroad and other lines. In addition, it receives and delivers railcars at certain industrial facilities located on partially owned and partially leased track located in Brooklyn, New York and Jersey City, New Jersey. Another majority-owned subsidiary, CH Proprietary, Inc., formerly CH Partners, Inc. ("CHP") holds title to the railroad, marine and terminal equipment used in the business. At December 31, 2000 the Company owned 93.4% and 94.5% of NYCH and CHP, respectively.

            In April 1999, the Company purchased a 51% interest in J.S. Transportation, Inc. ("JST") in exchange for 5,000,000 shares of unregistered common stock, and escrowed an additional 1,000,000 shares to settle outstanding JST liabilities. JST, formed in 1998, is a regional trucking company in the business of short-haul freight transportation and landfill management. Related parties owned a combined 70% interest in JST prior to the acquisition. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The $440,000 excess of purchase price over net assets acquired was recorded as goodwill. Goodwill is being amortized over four years. No pro forma financial information is presented as the operations of JST were immaterial.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In February 2000, the Company purchased a 100% interest in OSK Capital I Corp. ("OSK") in exchange for 480,000 shares of common stock and $18,000 in cash. The Company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The $205,200 excess of purchase price over net assets acquired was recorded as goodwill. Goodwill is being amortized over four years. No pro forma financial information is presented as the operations of OSK were immaterial.

            The Company operates in one line of business.

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, NYCH, CHP, JST, and OSK. All intercompany transactions and balances have been eliminated.

            Basis of Presentation

            The Company has a working capital deficiency of $3,849,205 at December 31, 2000, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Revenue Recognition

            The Company's Railroad operations recognize revenue on the date of the freight delivery to the consignee or the other commercial carrier.

            The Company's Trucking operations recognize revenue in three ways depending upon the scope of work performed.

1) Transportation Services - Revenue is recognized on the date the freight is delivered to the customer consignee.
2) Transportation and Landfill Services - Revenue is recognized on a per ton basis, subject to a minimum charge when the freight is delivered to the Company's contracted landfill.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3) Landfill Services - Revenue is recognized on a per ton basis when the freight is delivered to one of the Company's contracted landfills. The Company recognizes revenue as earned on the date of freight delivery to the consignee or other commercial carrier or waste to the landfill.

            Property, Plant and Equipment

            Property, plant and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred.

            Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated depreciable lives are 5 years for machinery and transportation equipment, 20 years for marine assets, between 10 and 40 years for track and roadbed and between 10 and 20 years for operating equipment.

            Concentration of Credit Risk

            At December 31, 2000, 14.6 % of accounts receivable was concentrated in one customer while 11.1% was concentrated in a second customer. Credit is extended to customers based on an evaluation of each customer's financial condition, generally without requiring collateral or other security. Due to the historical concentration of receivables and relatively small customer base, the Company could be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations.

            Minority Interests

            The minority interest accounts representing the investments in NYCH and CHP have been reduced to zero for all periods presented as a result of cumulative operating losses. Accordingly, the portion of the losses that would normally be assigned to the minority interest stockholders ("excess losses") for NYCH and CHP are recognized by the Company. The Company will recognize 100% of any subsequent profits until such time as the excess losses previously recognized by the Company have been recovered.

            In April 1999 the company acquired a 51% common stock ownership in JS Transportation. At December 31, 2000, the company reported minority interest in the balance sheet of $85,234. For financial reporting purposes, the assets, liabilities and earnings of JST are consolidated in the company's financial statement, and the remaining ownership of JST has been recorded as "Minority Interest" in the balance sheet.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Beneficial Conversion Feature of Convertible Securities

            Since 1996, the Company has issued convertible debt and equity securities with nondetachable conversion features that have intrinsic value at the date of issue. In accordance with applicable accounting rules, the Company measures this beneficial conversion feature at the issue date by multiplying the number of shares into which the security can be converted by the spread between the market price of its common stock and the conversion price of the security. The resulting discount is recognized by allocating a portion of the proceeds equal to the discount to additional paid-in capital. For convertible debt securities, the discount is amortized to interest expense over the period ending on the date the security first becomes convertible. For convertible preferred stock, the discount is amortized as a dividend charge.

            Income Taxes

            The Company accounts for its income taxes using the liability method, which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

            Long-lived Assets

            In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

            Basic loss per share is computed using the weighted average number of shares of outstanding common stock. Diluted loss per share for the years ended December 31, 2000 and 1999 is based only on the weighted average number of common shares outstanding during that period including common stock equivalents. Common stock equivalents are not included in the calculation of diluted earnings per share because such inclusion would have been anti-dilutive. Common stock equivalents consist of stock options, warrants, convertible preferred stock, and convertible debt.

            Stock-Based Compensation

            The Company has issued shares, warrants and options to employees and non-employees for services rendered. The Company has adopted the expense recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method for accounting for stock-based compensation plans. The Company values stock options and warrants issued based upon an option-pricing model and recognize this value as an expense over the period in which the options vest. Shares issued for services are recorded at fair value at the time the services were rendered.

            Recent Accounting Pronouncements

            In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities", which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.

          In February 1999 the Financial Accounting Standards Board issued SFAS No. 135, Rescission of Financial Accounting Standards Board No. 75 (SFAS No. 75) and Technical Corrections. SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

NOTE B -    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following:

            Marine equipment and dock facilities           $2,476,144
            Railroad locomotive cars and equipment            338,638
            Track and related land improvements             1,249,391
            Transportation equipment                        1,363,388
            Other                                             198,753
                                                      ---------------
                                                            5,626,314
            Less:  Accumulated depreciation                 1,928,139
                                                      ---------------
                                                           $3,698,175

            Fixed assets include certain railroad operating assets acquired under a Lease and Asset Agreement dated January 20, 1993 between Consolidated Rail Corporation ("Conrail"), CRC Properties, Inc., an affiliate of Conrail ("CRCP") and NYCH. Under terms of the agreement, Conrail sold to NYCH for $1.00 all of the assets located on Conrail-owned property in Greenville, New Jersey that NYCH is renting pursuant to a 30-year lease. (See Note H). The assets, consisting principally of float bridges, roadbeds and track, and marine mooring cells, were recorded on the Company's books at the $1.00 purchase price. In the event that it cancels or otherwise terminates the lease, the Company will be obligated to remove the assets from the property. Conrail, however, may elect at its sole option to repurchase the assets for $1.00, in which case the Company would be relieved of the removal obligation.

            Depreciation expense totaled $444,000 and $307,000 for the years ended year ended December 31, 2000 and 1999, respectively.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -    OTHER ASSETS

            Other assets consist of the following:

            Deposits                                    $93,963
            Permits and licenses                         79,300
            Goodwill from acquisitions, net             308,619
            Other                                         1,633
                                               ----------------
                                                       $483,515
NOTE D -    PAYROLL TAXES PAYABLE

            Payroll taxes payable includes overdue federal, state and local taxes, plus estimated penalties and interest.

NOTE E -    ACCRUED EXPENSES

            Accrued expenses consist of the following:

            Property taxes - City of New York        $  458,700
            Property taxes - New Jersey                 356,389
            Port Authority judgments (including
              Accrued interest)                         771,765
            Other accrued expenses                      135,879
                                                 --------------
            Total                                    $1,722,733

            The Company is involved in a long-standing dispute with the City of New York over property tax assessments dating back to 1984 (see Note
            J).

            New Jersey property tax accruals as of December 31,2000 cover the periods from 1996 to 2000, and include interest of approximately $82,000.

NOTE F -  SHORT-TERM DEBT

            A.  Convertible Notes Payable

            Related party lenders:

            Private investor                          $  18,773
            Former CEO                                   40,000

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Former officer/wife of former CEO           250,400
            Private investment company                  150,000
                                                       --------
                                                       $459,173

            Private investor

            Note payable issued in 1997 in the original amount of $184,300 bearing interest at 10% per annum with an original maturity of December 31, 1998. Due date extended at various times, with current maturity of December 31, 1999. The note is convertible into shares of common stock at the lower of $.075 per share, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. In the event of conversion, the note grants an option to purchase for $.12 per share, one additional share of common stock for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration. In 1998, the holder converted $47,265 of loan principal into 630,160 shares of common stock, and received an option to purchase an additional 630,160 shares for $.12 per share. In consideration of extending the loan, the Company increased the ratio of the remaining contingent options to 1.5 shares for each share acquired on conversion, effective in 1999. Additional note principal of $100,000 was converted at the rate of $0.075 per share into 1,333,333 shares of common stock in January 1999, which entitled the holder to an option to purchase an additional 2,000,000 shares at $.12 per share. The remaining balance of the note, $37,035, was converted on June 1, 2000 into shares of Series C Preferred Stock. (See Note N)


            Note payable in the amount of $50,000 bearing interest at 10% per annum, with an original maturity of September 30, 1998. Due date extended at various times, with current maturity of December 31, 1999. The original note contained a detachable option to purchase 56,250 shares at the lower of $.20 per share or 90% of the average closing price of the common shares for the five trading days preceding the date of conversion through January 31, 1999. In consideration of extending the loan, the Company added a conversion feature entitling the holder to convert the debt into shares of common stock at the lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party , or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. The Company also granted an additional option to purchase 59,624 shares on the same terms as the initial option. In the event of conversion, the revised note grants an option to purchase for $.12 per share, as adjusted, three-quarters of an additional share of common stock, as adjusted, for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            registration. The note was converted on June 1, 2000 into shares of Series C Preferred Stock. (See Note N)

            Note payable in the amount of $101,965 bearing interest at 10% per annum, with an original maturity of March 31, 1999. Due date extended at various times, with current maturity of December 31, 1999. The note is convertible into shares of common stock at the lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. In the event of conversion, the note grants an option to purchase for $.12 per share, as adjusted, three-quarters of an additional share of common stock, as adjusted, for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration. The note was converted on June 1, 2000 into shares of Series C Preferred Stock. (See Note N)

            Notes payable in the amount of $293,135 bearing interest at 10% per annum, with an original maturity of June 30, 1999. Due date extended at various times, with current maturity of December 31, 1999. The note is convertible into shares of common stock at the lower of between $.08 and $.14 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. In the event of conversion, the note grants an option to purchase for between $.12 to $.18 per share, as adjusted, three-quarters of an additional share of common stock, as adjusted, for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration. The notes were converted on June 1, 2000 into shares of Series C Preferred Stock. (See Note )

            On June 1, 2000, the Company issued a note in the amount of $18,773 bearing interest at 10% per annum, with a maturity date of December 31, 2001. The note is convertible into non-restricted shares of common stock at the value of the note divided by $.078 or 90% of the average closing bid price of the common shares for the ten trading days preceding the date of conversion. The note is convertible at the holder's option, at any time subsequent to the effective date of the Company's registration statement filed with the Securities and Exchange Commission. If the note is not converted by December 31, 2001, it shall automatically be extended for 60 days. In the event of conversion by December 31, 2001, the note grants an option to purchase 1.0452 shares of non-restricted shares of common stock for $0.12 per share for every share that holder acquires through conversion for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Former CEO

            Note payable in the amount of $40,000 bearing interest at 10% per annum and due March 31, 1999. Due date extended at various times, with current maturity of December 31, 1999. The note is convertible into shares of common stock at the lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. The note is currently in default.

            Former officer/wife of former CEO

            Note payable issued in 1997 in the amount of $60,000 bearing interest at 10% per annum, with an original maturity of December 31, 1998. Due date extended at various times, with current maturity of December 31, 1999. The note is convertible into shares of common stock at the lower of $.075 per share, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. The note is currently in default.

            Note payable in the amount of $25,000 bearing interest at 10% per annum, with an original maturity of December 31, 1998. Due date extended at various times, with current maturity of December 31, 1999. The note is convertible into shares of common stock at the lower of $.20 per share, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion.

            Note payable in the amount of $35,000 bearing interest at 10% per annum, with an original maturity of September 30, 1998. Due date extended at various times, with current maturity of December 31, 1999. The original note contained a detachable option to purchase 43,750 shares at the lower of $.20 per share or 90% of the average closing price of the common shares for the five trading days preceding the date of conversion through January 31, 1999. In consideration of extending the loan, the Company added a conversion feature entitling the holder to convert the debt into shares of common stock at the lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. The Company also granted an additional option to purchase 46,375 shares on the same terms as the initial option. The note is currently in default.

            Note payable in the amount of $80,000 bearing interest at 10% per annum, with an original maturity of March 31, 1999. Due date extended at various times, with current maturity of December 31, 1999. The note is convertible into shares of common stock at the

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. The note is currently in default.

            In 1999, the former officer exercised her conversion rights under the notes and converted $ 25,000 of the outstanding note balance into shares of common stock. The conversion rate was at $.075 per share. Shares in the amount of 333,333 were issued.

            Notes payable in the amount of $75,400 bearing interest at 10% per annum, with an original maturity of June 30, 1999. Due date extended at various times, with current maturity of December 31, 1999. The note is convertible into shares of common stock at the lower of $.14 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. In the event of conversion, the note grants an option to purchase for $.18 per share, as adjusted, three-quarters of an additional share of common stock, as adjusted, for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration. The note is currently in default.

            Private investment company

            In 1998, the private investment company converted loan principal and accrued interest of $448,565 into 5,348,752 shares. As a result of the conversions, the lender received warrants to purchase the following: 1,250,000 shares for $.12 per share, 550,000 shares for $.15 per share, 1,250,000 shares for $.20 per share, and 178,292 shares for $.25 per share. The warrants are exercisable through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration.

            Note payable in the amount of $45,000 bearing interest at 10% per annum, with an original maturity of September 30, 1998. Due date extended at various times, with current maturity of December 31, 1999. The original note contained a detachable option to purchase 43,750 shares at the lower of $.20 per share or 90% of the average closing price of the common shares for the five trading days preceding the date of conversion through January 31, 1999. In consideration of extending the loan, the Company added a conversion feature entitling the holder to convert the debt into shares of common stock at the lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. This conversion took place during 1999 with the private investment company receiving 645,043 shares of common stock for the $45,000 loan plus accrued interest. The Company also granted an additional option to purchase 72,500 shares on the same terms as the initial option. Upon conversion, the revised note granted the holder an option to purchase for $.12 per share, as adjusted, three-quarters of an additional share of common stock, as adjusted, for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration.

            Note payable in the amount of $50,000 bearing interest at 10% per annum, with an original maturity of April 30, 1999. Due date extended at various times, with current maturity of December 31, 1999. The note is convertible into shares of common stock at the lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing bid price of the common shares for the five trading days preceding the date of conversion. In the event of conversion, the note grants an option to purchase for $.12 per share, as adjusted, one-half of an additional share of common stock, as adjusted, for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration. This conversion took place during 1999 with the private investment company receiving 683,309 shares of common stock for the $50,000 loan plus accrued interest.

            Notes payable in the amount of $350,000 bearing interest at 10% per annum, with an original maturity of October 31, 1999. Due date extended at various times, with current maturity of December 31, 1999. The notes are convertible into shares of common stock at $.14 per share, or 90% of the average closing bid price of the common shares for the ten trading days preceding the date of conversion. In the event of conversion, the note grants an option to purchase at $.18 per share, one-half of an additional share of common stock, as adjusted, for each share acquired in the conversion through the later of April 30, 2000 or 90 days from the effective date of an SEC stock registration. On March 21, 2000, $200,000 principal balance of the notes plus accrued interest were converted into 1,556,546 shares of common stock.


            Other lenders:

            Notes payable in the amount of $500,000 bearing interest at 10% per annum, with maturity dates ranging from December 31, 1999 to December 31, 2001. The notes are convertible into shares of common stock at various defined calculations, based on the lowest debt conversion price subsequently offered to a third party, or at 90% of the average closing bid price of the common shares for the ten trading days preceding the date of conversion. In the event of conversion, the note grants the holder an option to purchase stock at a range between $0.12 to $0.75 per share, as adjusted, three-quarters of an additional share of common stock, as adjusted, for each share acquired in the conversion through the effective date of an SEC stock registration.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            B. Other Current Debt

            Related parties:

                Unsecured non-interest bearing advances from the
                Company's former CEO; due on demand                  $92,913

            Other lenders:

            a) Notes payable - investors                            $234,209
            b) Loans payable - investors                              27,500
                                                                 -----------
            Total                                                   $261,709
                                                                 ===========


          a) Notes bearing interest at 10% per annum and maturing in 2000; collateralized by accounts receivable of NYCH. Currently in default.

          b)   Unsecured non-interest bearing loans, due on demand.

NOTE G -    LONG-TERM DEBT

            Note in the amount of $121,697 payable to the Seafarers Union for dues arrears; monthly payments of $3,500 due through August 2004. Interest is payable at 5% per annum.

            Various notes payable in the amount of $670,097; collateralized by transportation equipment; interest payable at rates between 5% to 14%; monthly payments vary and are due through February 2004.

            Notes payable, related parties in the amount of $522,500; (principal of $475,000 plus accrued interest of $47,500). Interest accrues at a rate of 10% per annum for a period of one (1) year. Beginning on January 1, 2002, monthly payments of $9,500 plus interest (at a rate of 10%) are due through December 2006.

            Maturities of long-term debt are as follows:

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                    Year ending
                    December 31,

                     2001                 $239,451
                     2002                  353,322
                     2003                  355,674
                     2004                  149,276
                     2005                  114,071
                     Thereafter            105,500

NOTE H -    LEASE COMMITMENT

            The lease portion of the 1993 Agreement signed with Conrail (see Note B) provides a 30-year land lease to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. The agreement contains rent concessions early in the lease term, but eventually requires the Company to pay a maximum of 10% of the fair market rent, determined on the basis of an average of appraised values supplied by independent appraisers selected by each party.

            In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property in accordance with the terms and conditions of the lease agreement. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $200,000. Such amount has been accrued at December 31, 2000. Both parties are currently in negotiations.

            Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a deferred rent liability of $101,500 as of December 31, 2000.

            Estimated future minimum lease payments under this lease as of December 31, 2000 are as follows:

                     Year ending
                     December 31,

                        2001                             24,870
                        2002                             28,825
                        2003                             28,825

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        2004                             28,825
                        2005                             28,825
                        Thereafter                      490,025
                                                   ------------
                                                       $630,195

            NYCH leases its Bush  Terminal  property in Brooklyn,  New York from
            the  Economic  Development   Corporation  of  New  York  City  on  a
            month-to-month basis at $2,200 per month.

     Aggregate rent expense for the year ended December 31, 2000 was $54,197.

NOTE I -    EMPLOYMENT AGREEMENT

            On September 12, 2000, the Company terminated the services of its former President (Mr. Robert Bentley). As part of the termination agreement, the Company agreed to compensate the former president for wages due from the date of termination through December 31, 2000. In addition, the Company agreed to issue common shares per the original employment agreement. The Company will issue share grants of 333,333 shares per year for a three year period beginning March 2001. The Company has accrued $180,000 as compensation expense for the year ended December 31, 2000.

            On September 1, 2000, the Company hired a President of NYRR, NYCH and CHP. The Company entered into an agreement whereby the President and his designated affiliate will receive annual compensation of $84,000. In addition, the President is eligible for incentive bonuses. These bonuses are a combination of cash and stock options. The incentive bonuses are based upon performance related to sales increases of NYCH. This agreement is for a period of one year and is automatically renewable for one year at the option of the parties.

            On September 18, 2000, the Company hired a Vice President of Operations of NYRR, NYCH and CHP. The Company and the individual entered into an employment agreement. This agreement provides for annual compensation of $42,000. The agreement further stipulates that for every six months of satisfactory service, the VP of Operations is vested for 25,000 options. This agreement is for a period of one year and is automatically renewable for one year at the option of the parties.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J -    LEGAL MATTERS AND OTHER CONTINGENCIES

            The City of New York ("plaintiff") has brought suit against the Company, NYCH, and its former President in U.S. District Court, Eastern District of New York for the purpose of recovering the cost of removal and cleanup of certain hazardous substances and petroleum. The suit alleges that certain parties were instructed by the Company to dispose of the substances in an illegal manner. The plaintiff is seeking recovery of approximately $600,000 which it claims to have spent on the investigation and cleanup of the alleged disposal, as well as all future investigation and cleanup costs and the cost of this litigation. The Company is currently in settlement negotiations with the City.

            In June 1997, the Company filed a complaint in U.S. District Court, Eastern District of New York against Conrail, claiming that Conrail violated federal antitrust laws by adopting policies and procedures which were designed to restrain trade and undermine interstate commerce. The suit further alleges that Conrail established a systematic policy of offering predatory and preferential rates for shippers to move freight on Conrail through its Albany route, thereby re-routing rail traffic away from the Company. The Company is seeking damages of $901 million. The court declined Conrail's request for a dismissal, and required that the Company's claims be heard by an arbitrator. Pending arbitration, the Company is exploring the possibility of a settlement with CSX Transportation ("CSXT") and Norfolk Southern Railroad ("NSR"), the acquirers of Conrail. The Company cannot give any assurance that discussions with CSXT or NSR will lead to a settlement of the claims.

            The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property which is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Preliminary negotiations are underway between the Company's representatives, the New York City Real Estate Tax Assessor, and the Corporation
            Counsel's  office.  Pending a  settlement  of the tax  arrears,  the
            Company has recorded a liability on its books of $458,700, representing the tax due on the Bush Terminal property, the only parcel currently used in the rail operations. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount.

            In 1993 and again in 1995, the Port Authority of New York and New Jersey ("PANYNJ") obtained judgments against NYCH for approximately $440,000. The judgments are for claims involving rent arrearages on property occupied by the Company at the PANYNJ's Atlantic Terminal facility and for accrued lease payments and miscellaneous repairs for a Tug Boat owned by the PANYNJ. The financial statements reflect a liability of approximately $772,000 related to these judgments including statutory interest at a rate of 9% per annum. In January

            2000, the PANYNJ enforced its judgments by placing a lien on the Company's accounts receivables with Norfolk Southern ("NS"). In February 2000 the Company and the PANYNJ reached an agreement whereby, NS remitted 20% of all accounts receivable due the Company to the PANYNJ. To date approximately $19,000 has been remitted to the PANYNJ in partial satisfaction of the judgments. Subsequently, the Company and PANYNJ have entered into settlement negotiations for a substantially lesser amount. During these negotiations, the PANYNJ has agreed to suspend any collection efforts.

            The Company is also a party to routine claims and suits brought against it in the ordinary course of business. Some of these matters are covered by insurance. In the opinion of management, the outcome of these claims is not expected to have a material adverse effect on the Company's business, financial condition, or results of operations. The Company has established a reserve of approximately $315,000 for the estimated costs of litigation and settlements.

            On September 1, 2000 the Company was informed by the Gloucester County Landfill Improvement Authority (GCLIA) that the current waste supply agreement between the companies will be terminated effective December 31, 2000. The Company has negotiated three (3) new landfill facilities and landfill operations continue without interruption.

NOTE K -    CAPITAL TRANSACTIONS

            In January 1999, the board of directors approved option grants to three employee members of the board of directors for services rendered to the Company in 1998. The former president, former CEO, and his wife each received a two-year option to purchase 500,000 shares at $.12 per share. The spread between the stock price and the exercise price on the date of grant of $54,300 was accrued in 1998 as a compensation cost. These options expired in January 2001.

            In September 2000, as part of an overall termination agreement, the former president agreed to cancel all rights to the above mentioned options.

            In January 1999, the Company issued 350,000 shares of common stock to its attorneys in payment of past services valued at $31,638. The value of the services was accrued in 1998.

            In February 1999, six noteholders exercised options to purchase 523,507 shares of common stock for approximately $.11 per share.

            In February 1999, the Company completed a $300,000 financing of convertible notes. The notes bear interest at 10% per annum and are convertible at the lower of $.08 per share or 90% of the average closing price for the five days preceding the date of conversion. In the event of conversion, the holder will receive an option to purchase for $.12 per share, three-quarters of an additional share of common stock, as adjusted, for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In April 1999, the Company purchased a 51% interest in JST in exchange for 5,000,000 shares of unregistered common stock, and escrowed an additional 1,000,000 shares to settle outstanding JST liabilities.

            During 1999, the Company completed a $1,424,000 financing of convertible notes. The notes bear interest at the rate of 10% per annum and are convertible at the lower of $.14 per share, or 90% of the average closing price of the common stock for the ten trading days preceding the date of conversion. The notes also contain a contingent option provision granting the holder one-half share of common stock for every share acquired on conversion of the note. The contingent options are exercisable at $.18 per share and expire on the later of April 30, 2000 or 90 days following the effective date of an SEC registration of the Company's common stock. The note proceeds were used to pay accrued liabilities, purchase fixed assets, and provide operating capital.

            In June 1999, options to purchase 111,112 shares of common stock were exercised for $10,000.

            In August 1999, the Company granted two-year options to purchase up to 1,900,000 shares of common stock for $.40 per share to two consultants. A total of 500,000 vested immediately for services previously performed; the balance of the options vest in accordance with a schedule of services to be rendered over a two-year period. At December 31, 1999, 800,000 options expired for lack of performance.

            In September 1999, the Company settled a $63,000 debt owed to a vendor for track maintenance with the issuance of 200,000 shares of common stock valued at $33,000,and a $30,000 unsecured promissory note bearing interest at 10% per annum. The note is convertible into common stock at the lower of $.55 per share or 90% of the average closing price of the common shares for the ten trading days preceding the date of conversion. In the event of conversion, the holder will be entitled to an option to purchase for $.75 per share, an additional one-half share for every share of common stock acquired on conversion through December 31, 2000. The note matured on August 31, 2000.

            In September 1999, the Company filed a certificate of amendment with the State of Delaware authorizing an increase in the number of common shares to 200,000,000 and an increase in the number of preferred shares to 1,000,000.

            In September 1999, the Company granted options to purchase 500,000 shares of common stock to the law firm in which its general counsel is a partner. The options are exercisable at the lower of $.40 per share or 90% of the average closing price of the common shares for the ten days preceding the date of exercise. Options to purchase 300,000 shares were issued for services rendered prior to the grant; the balance is for future services. The firm purchased 300,000 shares at $.40 by applying $120,000 of accrued legal fees towards the exercise price.

            Between November 5, 1999 and December 31, 1999, the company converted the sum of $615,800 (including accrued interest of

            $47,834) in convertible notes payable into shares of common stock. Conversion rates vary between $.08 and $.14 per share. The Company issued common shares totaling 7,981,280.

            In November 1999, 15,000 shares were issued to two (2) persons for site excavation and clearance at the Bush Terminal facility. These services were valued at $10,000.

            On November 29, 1999 the Company converted 180 shares of cumulative preferred stock into shares of common stock. Common shares issued totaled 249,055.

            On December 31, 1999, the Company reached a settlement agreement with its former factor for the sum of $250,000. The funds would be paid within one year of the agreement. In order to secure the payment, the Company issued 300,000 shares of the company's common stock to the factor. The stock is to be held in escrow with the Company's attorneys and liquidated at the Company's option in order to fund the payable. If said shares are insufficient to fund the payable in full, the Company has been authorized by the board of directors to issue additional shares until the liability is satisfied. In January 2001, the Company was in default of the agreement. The Company is currently in negotiations to satisfy the obligation.

            In February 2000, the Company acquired 100% of the outstanding shares of OSK Capital 1 Corporation in return for an $18,000 cash payment and the issuance of 480,000 shares of the Company's common stock valued at $187,200.

            In March 2000, the Company's corporate counsel exercised the remaining 200,000 options which were originally issued in September 1999 in satisfaction of approximately $80,000 of legal fees.

            In March 2000, the Company exchanges 49,498 shares of its common stock to one person in exchange for 31 shares of CHP and 30 shares of NYCH.

            In March 2000, options to purchase 34,424 shares of common stock were exercised for $4,731.

            Between April and May 2000, the company converted the sum of $937,625 (including accrued interest of $69,564) in convertible notes payable into shares of common stock. The Company issued common shares totaling 7,037,558.

            In July 2000, the Company issued 50,000 shares of its common stock in payment of additional interest owed to two persons in the amount of $10,000.

            In September 2000, the Company's corporate counsel exercised 302,086 options at $.21 per share. The options were exercised in order to satisfy accrued legal fees in the amount of $63,438, incurred by the Company through August 2000.

            In September 2000, the Company issued 377,920 shares of common stock in payment of repair services valued at $60,000 and accrued interest of $9,031.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In October 2000, options to purchase 62,500 shares of common stock were exercised for $7,500.

            In December 2000, the company converted the principal value of $14,000 and accrued interest of $2,205 in convertible notes payable into 115,534 shares of common stock.

NOTE L -    INCOME TAXES

            The Company has not recorded any provision for federal and state income taxes through December 31, 2000. The actual tax expense for 2000 and 1999 differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to income before income taxes) as follows:

                                                 2000        1999

            Computed "expected"tax benefit    $(346,187)  $(886,000)
            State income tax benefit, net of
             federal income tax benefit         (61,092)   (153,000)
            Change in valuation allowance
             for deferred tax assets allocated
             to income tax expense              353,528    782,000
            Permanent differences                53,751    239,000
                                                ------------------
                                               $     -     $     -
                                                ==================

The sources and tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 2000 are as follows:

            Accruals and reserves                    $  150,000

            Net operating losses                      3,150,000

            Valuation allowance                     (3,300,000)
                                                  -------------
            Total deferred tax asset                       $ -
                                                  =============

            As a result of significant pretax losses in 1999, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset for all periods presented. The Company has net operating losses of approximately $9,900,000 available to offset future taxable income. The losses expire at various dates ranging between 2000 and 2020. Utilization of these losses may be limited based on IRS and state change-of-ownership rules.

            The Company and its subsidiaries file separate federal and state income tax returns.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M -    COLLECTIVE BARGAINING AGREEMENT

          NYCH had a collective bargaining agreement with the local chapter of the Seafarers Union and United, Industrial, Service, Transportation, Professional and Government Workers of North America, covering those employees in the transportation and delivery of rail traffic. The agreement covered 100% of the non-management employees associated with NYCH. The contract presently runs on a month-to-month basis

            As of March 31, 2001 the Company is currently negotiating a long-term agreement with the Seafarers Union.

NOTE N - PREFERRED STOCK/TEMPORARY EQUITY

            In 1998,  the Company  reversed  the  issuance  of 12,500  shares of
            Series B Cumulative Convertible Preferred Stock ("the Preferred Shares") to the Company's former president which were issued in exchange for his return of 10,000,000 common shares. Counsel determined that the preferred shares were invalidly issued because an amendment to the terms of the Series B shares required shareholder approval, which the Company never obtained. The Company has not returned the 10,000,000 shares to the former president and accordingly has recorded the redemption value of the common shares in a temporary equity account pending resolution of the transaction.

            In December 1999, the Board of Directors established the Company's Series C Preferred Stock, ("Series C"), by authorizing the issuance of up to 500,000 shares. The Series C has an annual dividend of $0.10 per share. Dividends not declared by the Board cumulate and accrue interest at 10% per annum. Upon liquidation or dissolution, each share is entitled to distribution of $1.20 plus unpaid dividends prior to distribution to holders of common. The shares contain a provision whereby the holder has a 300 to 1 voting right per share. The shares are convertible into common at the election of the holder, subsequent to June 1, 2000. Each share of Series C is convertible into 12.82 shares of common stock or 90% of the 5 day average closing bid price of the Company's common stock plus accrued dividend. For each share of common stock received on conversion, the holder is entitled to purchase 1.042 shares of the Company's common stock at $0.12 per share.

            In June 2000, 500,000 shares of Series C were issued to John Marsala in exchange for a $500,000 delinquent note due him.

NOTE O - SUBSEQUENT EVENTS

            In March 2001, a former officer was issued 166,665 shares as part of his employment agreement. The Company has accrued $30,000 at December 31, 2000 as compensation expense.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2001.

                                    NEW YORK REGIONAL RAIL CORPORATION



                                    By:   /s/ Ronald W. Bridges
                                        -----------------------------------
                                            Ronald W. Bridges, President


                                    By:   /s/ Joel Marcus
                                        -----------------------------------
                                            Joel Marcus, Principal Financial and
                                            Accounting Officer


      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


 /s/ Darryl Caplan
Darryl Caplan                       Director            April 12, 2001


 /s/ Joel Marcus
Joel Marcus                         Director            April 12, 2001


 /s/ Sabato Catucci
Sabato Catucci                      Director            April 12, 2001



Gordon Kuhn                         Director            April 12, 2001