Form 10QSB/A
period 2000-09-30
NEW YORK REGIONAL RAIL CORP
filed 2001-07-05
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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

                                      INDEX

Part  I: Financial Information

Item 1.  Financial Statements:

 Unaudited Consolidated Balance Sheet - as of September 30, 2000               2

 Unaudited Consolidated Statements of Operations, Nine Months Ended September 30, 2000 and September 30, 1999 and the three months
 ending September 30, 2000 and September 30, 1999                              3

 Unaudited Consolidated Statement of Cash Flows, Nine Months Ended
 September 30, 2000 and September 30, 1999                                     4

 Notes to Consolidated Financial Statements                                  5-7

Item 2.
 Management's Discussion and Analysis or
 Plan of Operations                                                          8-9

Part II:
 Other Information                                                            10

Item 1.  Legal Proceedings                                                    10

Item  2. Change in Securities                                                 10

Item  3. Defaults Upon Senior Securities                                      10

Item  4. Submission of matters to a vote of Security Holders                  10

Item  5. Other Information                                                    10

Item  6. Exhibits and Reports on Form 8-K                                     10

Signatures                                                                    11

                    NEW YORK RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)
                                   (Restated)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                      $             87,255
 Accounts receivable                                                    847,308
 Other current assets                                                   108,742
                                                             -------------------
  TOTAL CURRENT ASSETS                                                1,043,305

PROPERTY AND EQUIPMENT, net                                           4,358,438

OTHER ASSETS                                                             87,011
                                                             -------------------
                                                           $          5,488,754
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                     $          3,456,432
 Notes payable and current maturities of long term debt               1,972,693
 Payroll and payroll taxes payable                                      745,088
                                                             -------------------
  TOTAL CURRENT LIABILITIES                                           6,174,213
                                                             -------------------

LONG TERM DEBT, NET OF CURRENT MATURITIES                               624,974

MINORTY INTEREST                                                        487,324

TEMPORARY EQUITY                                                      1,512,500

STOCKHOLDERS' DEFICIIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 170,238,655 shares                              17,024
 Preferred stock series C convertible                                   500,000
 Additional paid-in capital                                           9,591,031
 Accumulated deficit                                                (13,418,312)
                                                             -------------------
  TOTAL STOCKHOLDERS' DEFICIT                                        (3,310,257)
                                                             -------------------
                                                           $          5,488,754
                                                             ===================












                 The accompanying notes are an integral part of
                           the financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                       Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------- ---------------------------------
                               2000            1999           2000            1999
                      --------------------------------- ---------------------------------
                           (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
                                                                            (Restated)

OPERATING REVENUES        $  1,907,424   $   1,733,182  $   6,781,199   $   3,033,486

OPERATING EXPENSES           1,617,485       1,597,330      5,801,277       2,665,541
                         -------------    ------------- -------------    ------------

INCOME FROM OPERATIONS         289,939         135,852        979,922         367,945

ADMINISTRATIVE EXPENSES        102,760         111,523        918,144       1,124,782
                         -------------    ------------- -------------    ------------
INCOME (LOSS) FROM
 OPERATIONS                    187,179          24,329         61,778        (756,837)

INTEREST EXPENSE               (48,104)        (53,395)      (184,081)       (216,897)

BENEFICIAL CONVERSION
 FEATURE                          -         (1,395,000)          -         (1,395,000)
                         -------------    ------------- -------------    ------------

INCOME (LOSS) BEFORE
 MINORITY INTEREST             139,075      (1,424,066)      (122,303)     (2,368,734)

MINORITY INTEREST IN
 INCOME OF SUBSIDIARY          (66,190)        (22,160)      (145,989)        (63,479)
                         --------------   ------------- -------------    -------------

NET INCOME (LOSS)         $     72,885   $  (1,446,226) $    (268,292)  $  (2,432,213)
                         ==============   ============= =============    =============

INCOME (LOSS PER COMMON
SHARE-BASIC AND DILUTED   $       0.00   $       (0.01) $        0.00   $       (0.02)
                         ==============   ============= =============    =============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES          161,500,000     151,284,460    161,500,000     151,284,460
                         ==============   ============= =============    =============




               The accompanying notes are an integral part of the
                             financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                    2000                 1999
                                                --------------------------------
                                                 (Unaudited)         (Unaudited)
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $   (268,292)        $ (2,432,213)
                                                ------------        ------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                    158,300              205,000
   Amortization                                       -                  35,000
   Warrants issued for extension of debt              -                  56,608
   Minority interest in subsidiary earnings        145,989               80,629
   Warrants issued for extension of debt              -                  56,609
   Beneficial conversion feature                      -               1,395,000

Changes in assets and liabilities:
 Increase in accounts receivable                  (206,064)            (413,396)
 Increase in prepaid expenses                      (18,000)                -
 (Increase) decrease in other current assets        21,273             (182,435)
 Increase (decrease) in accounts payable        (1,047,494)             309,792
 Decrease in accrued expenses                      361,787              228,477
 Inrease (decrease) in payroll taxes payable       179,081             (341,469)
 Increase in deferred rent                           3,625               10,000
                                             ---------------        ------------
                                                  (401,503)           6,011,905
                                             ---------------        ------------

NET CASH USED IN OPERATING ACTIVITIES             (669,795)          (1,049,006)
                                             ---------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                             (386,827)            (261,117)
 Proceeds from sale of property and equipment       92,823                 -
 Increase in due to affiliates                      20,000                 -
 Decrease in other assets                            5,114                 -
 Increase in investment in subsidiary              (18,000)                -
                                             ---------------        ------------
NET CASH USED IN INVESTING ACTIVITIES             (286,890)            (261,117)
                                             ---------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                       475,000                  -
 Receipts from (payment of)long term debt          117,538              (73,544)
 Receipts from (payment of)convertible
  notes - other                                   (232,896)             662,740
 Receipts from (payment of)convertible
  notes - related party                           (813,362)             654,532
 Payment of other current debt
   - related party                                    -                 (73,414)
 Payment of other current debt                     (34,545)             (50,000)
 Proceeds from issuance of capital stock         2,079,833              198,889
 Preferred stock                                  (750,000)                -
                                             ---------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          841,568            1,319,203
                                             ---------------        ------------

NET DECREASE IN CASH                              (115,117)               9,080

CASH - BEGINNING OF PERIOD                         202,372                8,291
                                             ---------------        ------------

CASH - END OF PERIOD                          $     87,255         $     17,371
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

         a. In 1998, the Company reversed the issuance of 12,500 shares of Series B Cumulative Convertible Preferred Stock (" the Preferred Shares") to the Company's former president which were issued in exchange for his return of 10,000,000 common shares. Counsel determined that the preferred shares were invalidly issued because an amendment to the terms of the Series B shares required shareholder approval, which the Company never obtained. The Company has not returned the 10,000,000 shares to the former president and accordingly has recorded the redemption value of the common shares in a temporary equity account pending resolution of the transaction.

         In June 2000, the Company issued 500,000 shares of its Series C Preferred stock to John Marsala, a principal shareholder, in payment of $500,000 in past due convertible notes and accrued interest owed to him. Each Share of Series C Preferred Stock is entitled to an annual dividend of $0.10 per share, commencing June 2000. Dividends not declared by the Board of Directors cumulate and accrue interest at 10% per annum. Upon any liquidation or dissolution of the Company, each outstanding Series C Preferred share is entitled to a distribution of $1.20 per share (plus any unpaid dividends) prior to any distribution to the holders of the Company's common stock. At the option of Mr. Marsala, each Series C Preferred share may be converted into the greater of (i) 12.82 shares of the Company's common stock or (ii) the number of shares determined by dividing $1.00 by an amount equal to 90% of the average closing price of the Company's common stock for the five trading days preceding the date of conversion. For each share of common stock received upon the conversion of the Series C Preferred shares, Mr. Marsala will recive a warrant which will allow Mr. Marsala to purchase 1.0452 shares of the Company's common stock at a price of $0.12 per share at any time prior to the later of 90 days following the dated the shares issuable upon the exercise of the warrant have been registered for public sale or 90 days after the conversion of the Preferred shares. Each Series C Preferred share is entitled to 300 votes on any matter presented to the Company's shareholders.

3.       LEGAL MATTERS AND OTHER CONTINGENCIES

                  In 1993 and again in 1995, the Port Authority of New York and New Jersey ("PANYNJ") obtained judgments against NYCH for approximately $440,000. The judgments are for claims involving rent arrearages on property occupied by the Company at the PANYNJ's Atlantic Terminal facility and for accrued lease payments and rental payments for a Tug Boat owned by PANYNJ.

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

                  In researching the judgment with the PANYNJ, the Company discovered that a deal had previously been reached regarding this dispute, whereby NYCH (our subsidiary), agreed not to contest the judgment. Along with other terms and conditions, the PANYNJ agreed to settle the issue for $100,000. One of the reasons for such a reduction was that the tugboat in question was not in the condition agreed upon its charter. In continuing negotiations with the PANYNJ, they agreed that the Cross Harbor Floating Operations were vital to the region, and therefore the PANYNJ released the lien on a month-to-month basis. During fiscal year 2000 the company received 100 % of all revenues. Recently, upon further meetings with the PANYNJ, they agreed to release the lien until further notice. They also suggested that the Company submit to their Board for approval the benefits of the company to interstate commerce for both NY & NJ. It was felt that a compelling argument would greatly reduce, if not totally eliminate, the necessity for future payments.

4.      Pro Forma Results of Operations

The following unaudited proforma condensed combined statements of operations for the nine months ended September 30, 1999 gives retroactive effect to the acquisition of JST on April 1, 1999, which was accounted for as purchase. The unaudited proforma condensed combined statements of operations gives retroactive effect to the foregoing transaction as if it had occurred at the beginning of 1999. The proforma statement does not purport to represent what the Company's results of operations would actually have been if the foregoing transaction had actually been consummated on such date or project the Company's results of operations for any future period or date.

                 The proforma statement should be read in conjunction with the historical financial statements and notes thereto.


                                                     Nine Months Ended
                                                        September 30,
                                                           1999
                                                     -------------------
Revenues                                             $ 3,501,135
Loss before extraordinary items
 and minority interest                                (2,368,734)
Net Loss                                              (2,432,213)
Loss per share                                             (0.02)
Weighted average number of shares outstanding        151,284,460

5.   Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of September 30, 2000
-----------------------
Segment assets                  $ 3,679,556      $ 1,809,198         $5,488,754

Nine months ended September 30, 2000
-------------------------------------
Operating revenues              $   965,683      $ 5,815,516         $6,781,199
Gross profit                        639,176          340,746            979,922
Segment profit (loss)              (420,241)         151,949           (268,292)
Interest income                        -                -                  -
Interest expense                    153,581           30,500            184,081
Depreciation and amortization        98,300           60,000            158,300


                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
Nine months ended September 30, 1999
-------------------------------------
Operating revenues              $   595,141     $  2,438,345         $3,033,486
Gross profit                        169,018          198,927            367,945
Segment profit (loss)            (2,516,133)          83,920         (2,432,213)
Interest income                        -                -                  -
Interest expense                    180,960           35,937            216,897
Depreciation and amortization       141,000           99,000            240,000

6.      RESTATEMENT

The accompanying financial statements have been restated to properly record the effects of the restatement by the Company of the 1998 financial statements, the reversal of $4,628,699 of excess beneficial conversion ($4,628,699 for the quarter ended September 30, 1999 and for the nine months ended September 30,
1999), the accrual of an additional $1,015,506 ($0 for the quarter ended September 30, 1999, $56,609 for the nine months ended September 30, 1999) and for interest expense for additional warrants issued to extend the maturity date of convertible debt.

The effect of such restatements on the Company's quarterly financial statement is as follows:

                                           As                            As
                                        Reported      Adjustments     Restated
                                      ------------------------------------------

Balance Sheet Adjustments
 Current Liabilities                 $  5,999,988        174,225      6,174,213
 Temporary Equity                          -           1,512,500      1,512,500
 Additional paid-in capital            15,283,912     (5,692,881)     9,591,031
 Accumulated deficit                  (17,424,468)     4,006,156    (13,418,312)

Statement of Operations
 Adjustments
Nine months ended September 30, 1999
 Loss from operations                $    756,837   $       -      $    756,837
 Net loss                               7,004,303     (4,572,090)     2,432,213
 Net loss per common share basic     $      (0.05)  $       -      $      (0.02)

Three months ended September 30, 1999
 Income from operations              $     24,329   $       -      $     24,329
 Net loss                               6,074,925     (4,628,699)     1,446,226
 Net loss per common share basic     $      (0.04)  $       -      $      (0.01)

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

RESULTS OF OPERATIONS

                  During the nine months ending September 30, 2000, the Company had $6,781,199 in revenue compared to $3,033,406 in revenue during the corresponding prior year period, an increase of 123.55%. This increase was due to an increase in the trucking operations to approximately $5,800,000 from approximately $2,900,000 for the corresponding nine month period in 1999 an increase of 100% (See Note 4 for pro forma results).

                  Expenses for the nine months ending September 30, 2000 were $5,801,277 compared to $2,665,541 an increase of $3,135,736 or 117.64% over the corresponding year. This increase in expense is due primarily to a corresponding increase in operating expenses for the trucking operation due to increased revenues plus the inclusion of JST's operating expenses for a full nine months versus six months in the prior year.

                  The Company recognized a net profit for the three months ended September 30, 2000 of $72,885 versus a loss for the three months ended September 30, 1999 of $(1,446,226).

                  The  components  of  the  Company's  operating  revenues   and
expenses by business segment during the nine months ending September 30, 200 were

                                            Railroad       Trucking

Operating revenues                          $966,000       $5,815,000
Operating expenses                          $462,000       $5,339,000
Gross profit                                $504,000       $  476,000

                  The beneficial conversion expense of $1,395,000 during the nine months ended September 30, 1999 was due to the sale of promissory notes, which were convertible into shares of the Company's common stock at prices below prevailing market prices. Beneficial conversion expense with respect to notes sold during the nine months ended September 30, 2000 with similar conversion features was not material.

                  The company presently has no material commitments for capital expenditures.

                  The company is currently reviewing certain transactions by former management.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital deficit at September 30, 2000 was $5,130,908 compared to a deficiency of $5,147,857 at December 31, 1999. The increase in working capital was primarily due to the conversion of approximately $500,000 of convertible notes into shares of common and preferred stock. In addition, the Company recognized profits from operations for the nine months ended September 30, 2000 of $61,778 versus a loss from operations for the nine months ended September 30, 1999 of $756,837.

                  The Company's dramatic improvement in operating income was due to increased revenues and expense with corresponding reductions of expenses at both JST and NYCH. Management anticipates continued growth and increased profitability in both its rail/barge and trucking operations. The acquisition of JST was a significant contributor to the overall profits from operations. Management intends on acquiring the remaining 49% of the outstanding shares of JST. The terms of the acquisition are still under negotiation. Management anticipates completion of this transaction in the near future.

                Although during fiscal 2001 the Company expects that its operations will begin to generate net income, the Company nevertheless anticipates, based on projected sales volume that it will suffer losses of approximately $100,000 until the Company becomes profitable. The Company expects that it will be able to meet all its routine working capital needs and operational costs from new business created based on customer demand during the current year.

As of September 30, 2000 the Company had the following liabilities;

   Accounts payable and accrued expenses        $       2,686,432
   Notes payable and current maturities
    of long-term debt                                   1,972,693
   Accrued real estate taxes                              770,000
   Payroll taxes payable                                  745,088

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

                   The notes payable are convertible in nature. The Company is of the opinion that all or substantially all of these notes will be converted into shares of the Company's commons stock.

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

                   During the nine months ended September 30, 2000 the Company's operations used approximately $669,795 in cash and the Company acquired approximately $390,000 of property and equipment. The Company financed its cash needs during this period primarily through the sale of convertible notes. In April 2000 JST became profitable and began providing the Company with a source of cash.

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


                  The Company's rail operations do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's rail operations have not been a source of liquidity. Based upon recent operating trends, management feels that Company's rail operations will be able to contribute to the satisfaction of a portion of these obligations. The Company's trucking operation has been historically profitable and has provided the Company with positive cash flow. In addition, the Company's trucking operation has been able to secure conventional equipment financing during the past year. It is anticipated that any additional equipment purchased for the trucking operations will also utilize this type of financing. In order to fund the Company's rail subsidaries operating losses and satisfy aged liabilities, the Company intends on warrant holders to exercise current outstanding warrants. In addition, management is currently negotiating with several federal and state government agencies that oversee the awarding of transportation infrastructure grants of which is rail subsidiary is qualified to receive.

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

          The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares described in Notes A and B above. The shares issued in these transactions were acquired for investment purposes only and without a view to distribution. The persons that acquired these shares were fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own accounts. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were used and no commissions were paid in connection with the issuance of these shares.

          The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 in connection with the issuance of the shares described above. The shares referred to are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

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


Date:  July  , 2001                      /s/RONALD W. BRIDGES
                                         ____________________________
                                         RONALD W. BRIDGES, PRESIDENT

Date:  July  , 2001
                                         /s/JOEL MARCUS
                                         _____________________________________
                                         JOEL MARCUS , CHIEF FINANCIAL OFFICER