Form 10QSB
period 2001-03-31
NEW YORK REGIONAL RAIL CORP
filed 2001-07-11
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



 QUARTERLY REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001


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


 Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 14 or 15 (d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]


There were 171,426,189 shares of the Registrant's Common Stock outstanding as of March 31, 2001.

                                      INDEX

Part  I:          Financial Information

Item 1.           Financial Statements:

Unaudited Consolidated Balance Sheets - as of March 31, 2001 ........3

Unaudited Consolidated Statements of Operations,
Three Months Ended March 31, 2001 and March 31, 2000.................4

Unaudited Consolidated Statement of Cash Flows,
Three Months Ended March 31, 2001 and March 31, 2000.................5

Notes to Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.......................................7-8


Part II:  Other Information..........................................9

 Item 1.  Legal Proceedings..........................................9

 Item 2.  Change in Securities.......................................9

 Item 3. Defaults Upon Senior Securities.............................9

 Item 4. Submission of matters to a vote
                    of Security Holders..............................9

 Item 5. Other Information...........................................9

 Item 6. Exhibits and Reports on Form 8-K............................9


Signatures...........................................................9

               NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                     March 31,
                                                       2001
                                                    -----------
                                                    (Unaudited)
CURRENT ASSETS:
 Cash                                              $    81,425
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $27,865                  1,036,553
 Other current assets                                   71,900
                                                    -----------
  TOTAL CURRENT ASSETS                               1,189,878

PROPERTY AND EQUIPMENT, net                          3,579,243

OTHER ASSETS                                           468,872
                                                    -----------
                                                   $ 5,237,993
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable
  and accrued expenses                             $ 2,689,921
 Notes payable and
  current maturities of long term debt               1,353,111
 Payroll and payroll taxes payable                     789,431
                                                    -----------
         TOTAL CURRENT LIABILITIES                   4,832,463
                                                    -----------

DEFERRED RENT PAYABLE                                  107,718

LONG TERM DEBT, NET OF CURRENT MATURITIES            1,114,201

MINORTY INTEREST                                        94,830

TEMPORARY EQUITY                                     1,512,500

STOCKHOLDERS' DEFICIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 171,426,189 shares             17,143
 Preferred stock series C convertible                  500,000
 Additional paid-in capital                         10,367,300
 Accumulated deficit                               (13,308,162)
                                                    -----------
 TOTAL STOCKHOLDERS' DEFICT                         (2,423,719)
                                                    -----------
                                                   $ 5,237,993
                                                   ============

               The accompanying notes are an integral part of the
                              financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                    Three Months Ended March 31,
                                   ----------------------------------
                                       2001                2000
                                   ----------------------------------
                                     (Unaudited)       (Unaudited)


OPERATING REVENUES                $   1,181,880      $  2,402,104

OPERATING EXPENSES                      959,938         2,147,819
                                    -------------      -----------
GROSS PROFIT                            221,942           254,285

ADMINISTRATIVE EXPENSES                 327,213           322,798
                                    -------------      -----------
LOSS FROM OPERATIONS                   (105,271)          (68,513)

INTEREST EXPENSE                        (48,210)          (64,710)
                                    -------------      -----------
NET LOSS BEFORE
MINORITY INTEREST                      (153,481)         (133,223)

MINORITY INTEREST
IN INCOME OF SUBSIDIARY                  (9,596)          (50,856)
                                    -------------      -----------

NET LOSS                               (163,077)         (184,079)

DEEMED PREFERRED STOCK DIVIDEND          12,500              -
                                    -------------      -----------
LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                     $    (175,577)     $   (184,079)
                                    =============      ===========

LOSS PER  COMMON SHARE
 - BASIC AND DILUTED              $       (0.00)     $      (0.00)
                                    =============      ===========

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES             170,528,750       168,220,300
                                    =============      ===========


               The accompanying notes are an integral part of the
                              financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATE
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                    ----------------------------
                                                        (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (163,077)   $(133,223)
                                                          ---------    ---------
Adjustments  to  reconcile
 net loss to net cash  (used  in)  provided  by
 operating activities:
Depreciation and amortization                             137,061       78,550
Minority interest in subsidiary earnings                    9,596       50,856
Stock issued as compensation                                  950         -

Changes in assets and liabilities:
(Increase)/decrease in accounts receivable                (80,224)      59,737
(Increase)/decrease in current assets                      19,100       (3,397)
Decrease in other assets                                    1,818         -
Increase/(decrease) in accounts payable                   247,148     (604,625)
Increase  in accrued expenses                                 -          7,421
Increase in payroll taxes payable                          27,846      100,574
Increase/(decrease) in deferred rent                        6,218       (1,811)
                                                          ---------    ---------
                                                          369,513     (312,695)
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                     206,436     (445,918)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                       (5,304)    (72,865)
                                                          ---------    --------
NET CASH USED IN INVESTING ACTIVITIES                       (5,304)    (72,865)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long term debt                               (160,777)    (24,965)
 Payments of convertible notes - other                        -       (286,000)
 Payments of convertible notes - related party                -       (300,000)
 Proceeds from other current debt- related party              -        320,000
 Payments of other current debt - other                       -       (170,656)
 Advances to affiliates                                       -           -
 Proceeds from issuance of capital stock                      -        895,700
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (160,777)    434,079
                                                          ---------    ---------
NET INCREASE/ (DECREASE) IN CASH                            40,355     (84,704)

CASH - BEGINNING OF PERIOD                                  41,070     211,511
                                                          ---------    ---------
CASH - END OF PERIOD                                     $  81,425   $ 126,807
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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001 are included.

     The results of operations for the three - month period ended March 31,2001 are not necessarily indicative of the results to be expected for the full year.


2.       CAPITAL STOCK
                                                     Number of Shares
                                                     Issued and
                                    Authorized       Outstanding       Amount
                                    ----------       -----------      --------
Preferred C                            500,000          500,000        500,000

Common $.0001 par value            200,000,000      171,426,189         17,143

The Company has amended its Articles of Incorporation to increase the authorized common stock to 200,000,000

     On March 22, 2001 the Company issued 9,500 shares of restricted stock, pursuant to its "Stock Bonus Plan", to employees of its rail subsidiary. These grants were issued on the basis of years employed. On the date of the grant the Company's Common stock was valued at $0.10. The Company has recorded $950 as compensation expense.

On March 21, 2001, the Company issued 1,000,000 shares in the name of W. Robert Bentley. These shares will be distributed to Mr.Bentley in accordance with his employment and settlement agreements with the Company of 1997 and 2000, respectively.

3.       LEGAL MATTERS AND OTHER CONTINGENCIES

Murphy, Marseilles, Smith & Nammack, Inc. Chapter 7 Case No. 98 B 42104 (SMB) Richard E. O'Connell v NYRR Adversary Proceeding No. 00-02413. This is an action brought by the trustee for the Murphy, Marseilles, Smith & Nammack, Inc. bankruptcy estate. The bankruptcy trustee claims that Murphy, Marseilles, Smith & Nammack, Inc. made a $50,000 loan to the Company in April 1996. The Company has settled this claim for $7,500 in April of 2001.

4.   Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of March 31, 2001
-----------------------
Segment assets                  $ 2,580,206      $ 1,916,570         $4,496,776

Three months ended March 31, 2001
----------------------------------
Operating revenues              $ 322,883       $  858,997           $1,181,880
Gross profit                      $188,892       $  33,050              221,942
Segment profit (loss)            (173,064)           9,987             (163,077)
Interest income                      -                -                    -
Interest expense                   28,627           13,062               48,210
Depreciation and amortization      67,136           69,925              137,061

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
Three months ended March 31, 2000
----------------------------------
Operating revenues              $ 310,954       $2,091,150           $2,402,104
Gross profit                       87,982          166,303              254,285
Segment profit (loss)            (237,010)          52,931             (184,079)
Interest income                      -                -                    -
Interest expense                   62,389            2,321               64,710
Depreciation and amortization      44,800           33,750               78,550

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

RESULTS OF OPERATIONS

During the three months ending March 31, 2001, the Company had $1,181,880 in revenue compared to $2,402,104 in revenue during the corresponding prior year period a decrease of $1,220,224 or 50.8%. The decrease in revenue and the corresponding increase in gross profit from 10.58% to 26.45% was the result of an increase of rail car movement with a gross profit of 64.9% offset by a decrease in trucking operations with a gross profit of 11.99%. The decrease in trucking revenue was a result of a change in location of the landfills and a conscious effort by the Company to concentrate on its more profitable segment, rail. The change in landfills caused a temporary loss of customers in direct dumping. Such customers are expected to return in the second and third quarters.

                 Operating expenses decreased from $2,147,819 in March 2000 to $959,938 for the three months ended March 31, 2001. This decrease of $1,187,881 or 55.3% was also due to the reduction of trucking operations.

                 Administrative expenses increased to $327,213 in the quarter ended March 31, 2001 from $322,798 for the quarter ended March 31, 2000. This increase of $4,415 was caused by an increase in depreciation and amortization of $58,511 offset by approximately $54,000 of reduced administrative expenses due to the Company's conscious effort at cost cutting measures.

                  Because of the above the Company recognized a net loss for the three months ended March 31, 2001 of $163,077 versus a net loss for the three months ended March 31, 2000 of $184,079.

                  The  components  of  the  Company's  operating  revenues   and
expenses by business segment during the Three months ending March 31, 2001 were

                                            Railroad       Trucking

Operating revenues                          $322,883       $  858,997
Operating expenses                          $133,991       $  825,947
Gross profit                                $188,892       $   33,050

                  The  components  of  the  Company's  operating  revenues   and
expenses by business segment during the Three months ending March 31, 2000 were

                                            Railroad       Trucking

Operating revenues                          $ 310,954      $ 2,091,150
Operating expenses                          $ 222,972      $ 1,924,847
Gross profit                                $  87,982      $   166,303


                  The company presently has no material commitments for capital expenditures.

                  The company is currently reviewing certain transactions by former management.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital deficit at March 31, 2001 was $3,642,585 compared to a deficiency of $3,849,205 at December 31, 2000. The decrease in working capital decifit was primarily due to theissuance of stock to the former president for a settlement that was previously accrued.

          Although during fiscal 2001 the Company expects that its operations will begin to generate net income, the Company nevertheless anticipates, based on projected sales volume that it will suffer operating losses of approximately $100,000 until the Company becomes profitable. The Company expects that it will be able to meet all its routine working capital needs and operational costs from new business created based on customer demand during the current year.

As of September 30, 2000 the Company had the following liabilities;

   Accounts payable and accrued expenses        $       2,689,921
   Notes payable and current maturities
    of long-term debt                                   1,353,111
   Payroll taxes payable                                  789,431


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

Accounts payable and accrued liabilities include $647,000 owed for accrued interest. The Company anticipates that most of this accrued interest will be satisfied through the issuance of common stock upon conversion of the notes.

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

During the three months ended March 31, 2001 the Company's operations provided $206,436 of cash flow and the Company acquired approximately $5,000 of property and equipment.

Based upon the foregoing, the Company's anticipated capital needs for the year ending December 31, 2001 are as follows;

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

Murphy, Marseilles, Smith & Nammack, Inc. Chapter 7 Case No. 98 B 42104 (SMB) Richard E. O'Connell v NYRR Adversary Proceeding No. 00-02413. This is an action brought by the trustee for the Murphy, Marseilles, Smith & Nammack, Inc. bankruptcy estate. The bankruptcy trustee claims that Murphy, Marseilles, Smith & Nammack, Inc. made a $50,000 loan to the Company in April 1996. The Company has settled this claim for $7,500 in April 2001.

Item  2. Changes in Securities:

On March 22, 2001 the Company issued 9,500 shares of restricted stock, pursuant to its "Stock Bonus Plan", to employees of its rail subsidiary. These grants were issued on the basis of years employed. On the date of the grant the Company's Common stock was valued at $0.10. The Company has recorded $950 as compensation expense.

On March 21, 2001, the Company issued 1,000,000 shares in the name of W. Robert Bentley. These shares will be distributed to Mr.Bentley in accordance with his employment and settlement agreements with the Company of 1997 and 2000, respectively.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares described above. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were used and no commissions were paid in connection with the issuance of these shares.

Item  3. Defaults Upon Senior Securities:

                  None

Item  4. Submission of Matters to a Vote of Security Holders:

                  None

Item  5. other Information:

                  None

Item  6. Exhibits and Reports on Form 8-K:

         (a)      None

         (b)      Reports on Form 8-K:

                  None


                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 10,2001                  By:/s/ W. Robert Bentley
                                          ----------------------------
                                          Ronald Bridges, President

Date: July  10,2001                 By:/s/ Joel Marcus
                                          ---------------------------------
                                          Joel Marcus, Chief Financial Officer