Form 10QSB/A
period 2000-09-30
NEW YORK REGIONAL RAIL CORP
filed 2001-11-26
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A-2



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

                                      INDEX

Part  I: Financial Information

Item 1.  Financial Statements:

 Unaudited Consolidated Balance Sheet - as of September 30, 2000               2

 Unaudited Consolidated Statements of Operations, Nine Months Ended September 30, 2000 and September 30, 1999 and the three months
 ending September 30, 2000 and September 30, 1999                              3

 Unaudited Consolidated Statement of Cash Flows, Nine Months Ended
 September 30, 2000 and September 30, 1999                                     4

 Notes to Consolidated Financial Statements                                  5-8

Item 2.
 Management's Discussion and Analysis or
 Plan of Operations                                                         9-13

Part II:
 Other Information                                                            13

Item 1.  Legal Proceedings                                                    13

Item  2. Change in Securities                                                 13

Item  3. Defaults Upon Senior Securities                                      14

Item  4. Submission of matters to a vote of Security Holders                  14

Item  5. Other Information                                                    14

Item  6. Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

                    NEW YORK RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)
                                   (Restated)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                      $             87,255
 Accounts receivable                                                    847,308
 Other current assets                                                   108,742
                                                             -------------------
  TOTAL CURRENT ASSETS                                                1,043,305

PROPERTY AND EQUIPMENT, net                                           4,200,438

OTHER ASSETS                                                            485,011
                                                             -------------------
                                                           $          5,728,754
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                     $          2,560,112
 Notes payable and current maturities of long term debt               1,972,693
 Payroll and payroll taxes payable                                      745,088
                                                             -------------------
  TOTAL CURRENT LIABILITIES                                           5,277,893
                                                             -------------------

LONG TERM DEBT, NET OF CURRENT MATURITIES                               624,974

MINORTY INTEREST                                                        195,096

TEMPORARY EQUITY                                                      1,512,500

STOCKHOLDERS' DEFICIIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 170,238,655 shares                              17,024
 Preferred stock series C convertible                                   500,000
 Additional paid-in capital                                          12,027,052
 Accumulated deficit                                                (14,425,785)
                                                             -------------------
  TOTAL STOCKHOLDERS' DEFICIT                                        (1,881,709)
                                                             -------------------
                                                           $          5,728,754
                                                             ===================












                 The accompanying notes are an integral part of
                           the financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                       Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------- ---------------------------------
                               2000            1999           2000            1999
                      --------------------------------- ---------------------------------
                           (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
                                                                            (Restated)

OPERATING REVENUES        $  1,907,424   $   1,733,182  $   6,781,199   $   3,033,486

OPERATING EXPENSES           1,617,485       1,597,330      5,801,277       2,665,541
                         -------------    ------------- -------------    ------------

INCOME FROM OPERATIONS         289,939         135,852        979,922         367,945

ADMINISTRATIVE EXPENSES        102,760         111,523        944,873       1,124,782
                         -------------    ------------- -------------    ------------
INCOME (LOSS) FROM
 OPERATIONS                    187,179          24,329         35,049        (756,837)

INTEREST EXPENSE               (48,104)       (892,467)      (952,993)     (1,507,672)

BENEFICIAL CONVERSION
 FEATURE                          -         (1,395,000)       (17,333)     (1,395,000)
                         -------------    ------------- -------------    ------------

INCOME (LOSS) BEFORE
 MINORITY INTEREST             139,075      (2,263,138)      (935,277)     (3,659,509)

MINORITY INTEREST IN
 INCOME OF SUBSIDIARY          (66,190)        (22,160)      (145,989)        (63,479)
                         --------------   ------------- -------------    -------------

NET INCOME (LOSS)         $     72,885   $  (2,285,298) $  (1,081,266)  $  (3,722,988)
                         ==============   ============= =============    =============

INCOME (LOSS PER COMMON
SHARE-BASIC AND DILUTED   $       0.00   $       (0.02) $       (0.01)  $       (0.02)
                         ==============   ============= =============    =============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES          161,500,000     151,284,460    161,500,000     151,284,460
                         ==============   ============= =============    =============




               The accompanying notes are an integral part of the
                             financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                    2000                 1999
                                                --------------------------------
                                                 (Unaudited)         (Unaudited)
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $ (1,081,266)        $ (3,722,988)
                                                ------------        ------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                    306,740              205,000
   Amortization                                     29,925               35,000
   Minority interest in subsidiary earnings        145,989               80,629
   Warrants issued for conversion of debt          717,038            1,347,384
   Beneficial conversion feature                    17,333            1,395,000
   Common stock issued for services                143,480                 -

Changes in assets and liabilities:
 (Increase) in accounts receivable                (189,451)            (413,396)
 (Increase) in prepaid expenses                    (12,727)                -
 (Increase) decrease in other assets               154,387             (182,435)
 Increase (decrease) in accounts payable          (728,820)             309,792
 Decrease in accrued expenses                         -                 228,477
 Inrease (decrease) in payroll taxes payable        35,083             (341,469)
 Increase in deferred rent                           2,750               10,000
                                             ---------------        ------------
                                                  (621,727)           2,673,982
                                             ---------------        ------------

NET CASH USED IN OPERATING ACTIVITIES             (459,539)          (1,049,006)
                                             ---------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                             (359,603)            (261,117)
                                              ---------------        -----------
NET CASH USED IN INVESTING ACTIVITIES             (359,603)            (261,117)
                                             ---------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                       522,500                  -
 Payment of long term debt                          (1,308)             (73,544)
 Receipts from convertible
  notes - other                                    170,000              662,740
 Receipts from (payment of)convertible
  notes - related party                               -                 654,532
 Payment of other current debt
   - related party                                    -                 (73,414)
 Payment of other current debt                        -                 (50,000)
 Proceeds from issuance of capital stock              -                 198,889
 Proceeds from exercise of stock options            12,231                 -
                                             ---------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          703,423            1,319,203
                                             ---------------        ------------

NET DECREASE IN CASH                              (115,719)               9,080

CASH - BEGINNING OF PERIOD                         202,974                8,291
                                             ---------------        ------------

CASH - END OF PERIOD                          $     87,255         $     17,371
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


a.       Changes in Securities:

In July 2000, the Company issued to two unrelated parties 25,000 shares each of the Company's common stock in settlement of additional interest owed as a result of previous notes payable.

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

In June 2000, the Company issued 500,000 shares of its Series C Preferred stock to John Marsala, a principal shareholder, in payment of $500,000 in past due convertible notes and accrued interest owed to him. Each Share of Series C Preferred Stock is entitled to an annual dividend of $0.10 per share, commencing June 2000. Dividends not declared by the Board of Directors cumulate and accrue interest at 10% per annum. Upon any liquidation or dissolution of the Company, each outstanding Series C Preferred share is entitled to a distribution of $1.20 per share (plus any unpaid dividends) prior to any distribution to the holders of the Company's common stock. At the option of Mr. Marsala, each Series C Preferred share may be converted into the greater of (i) 12.82 shares of the Company's common stock or (ii) the number of shares determined by dividing $1.00 by an amount equal to 90% of the average closing price of the Company's common stock for the five trading days preceding the date of conversion. For each share of common stock received upon the conversion of the Series C Preferred shares, Mr. Marsala will recive a warrant which will allow Mr. Marsala to purchase
1.0452 shares of the Company's common stock at a price of $0.12 per share at any time prior to the later of 90 days following the dated the shares issuable upon the exercise of the warrant have been registered for public sale or 90 days after the conversion of the Preferred shares. Each Series C Preferred share is entitled to 300 votes on any matter presented to the Company's shareholders. The closing price of the Company's common stock was $.27 on the date the preferred shares were issued.

3.       LEGAL MATTERS AND OTHER COMMITMENTS AND CONTINGENCIES


LEGAL

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

In January 2000, the PANYNJ enforced its judgments by placing a lien on the Company's accounts receivables with Norfolk Southern ("NS"). In February 2000 the Company and PANYNJ reached a temporary repayment agreement whereby, NS would remit 20% of all accounts receivable due the Company to PANYNJ until such time as a permanent agreement could be reached. The temporary repayment agreement has been subsequently extended on several occasions. Through July 2000 approximately $25,000 has been remitted to the PANYNJ in partial satisfaction of the judgment. Management is currently negotiating with PANYNJ in an attempt to arrive at a settlement amount and structure a longterm repayment schedule.


In researching the judgment with the PANYNJ, the Company discovered that a deal had previously been reached regarding this dispute, whereby NYCH (our subsidiary), agreed not to contest the judgment. Along with other terms and conditions, the PANYNJ agreed to settle the issue for $100,000. One of the reasons for such a reduction was that the tugboat in question was not in the condition agreed upon its charter. In continuing negotiations with the PANYNJ, they agreed that the Cross Harbor Floating Operations were vital to the region, and therefore the PANYNJ released the lien on a monthtomonth basis. During fiscal year 2000 the company received 100 % of all revenues. Recently, upon further meetings with the PANYNJ, they agreed to release the lien until further notice. They also suggested that the Company submit to their Board for approval the benefits of the company to interstate commerce for both NY & NJ. It was felt that a compelling argument would greatly reduce, if not totally eliminate, the necessity for future payments.

EMPLOYMENT AGREEMENTS

In September 2000, the Company terminated the services of its current President (Mr. Robert Bentley) under the current employment agreement. As part of the termination agreement, the Company agreed to compensate the former president for wages due from the date of termination through December 31, 2000. In addition, the Company agreed to issue common shares per the original employment agreement. The Company will issue share grants of 333,333 shares per year for a three year period, beginning March 2001.

In September 2000, the Company hired a President of NYRR, NYCHRR, CHP and OSK. The Company entered into an agreement whereby the President and his designated affiliate will receive an annual salary of $84,000. In addition, the President is eligible for incentive bonuses. These bonuses are a combination of cash and stock options. The incentive bonuses are based upon performance related to sales increases of NYCHRR. This agreement is for a period of one year and is renewable at the option of the parties.

In September 2000, the Company hired a Vice President of Operations of NYRR, NYCHRR and CHP. The Company and the individual entered into an employment agreement. This agreement provides for annual compensation of $42,000. The agreement further stipulates that for every six months of satisfactory service, the VP of Operations is vested for 25,000 options. This agreement is for a period of one year and is renewable at the option of the parties.

OTHER

On September 1, 2000 the Company was informed by the Gloucester County Landfill Improvement Authority (GCLIA) that the current waste supply agreement between the companies will not be renewed. Therefore, effective December 31, 2000, the Company will no longer be entitled to dispose of waste at current rates. The Company is currently negotiating with other landfill facilities and anticipates continuing landfill operations without any interruption.

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


                                                     Nine Months Ended
                                                        September 30,
                                                           1999
                                                     -------------------
Revenues                                                $ 3,501,135
Loss before extraordinary items
 and minority interest                                   (3,529,509)
Net Loss                                                 (3,651,988)
Loss per share                                                (0.02)
Weighted average number of shares outstanding           151,284,460

5.   Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of September 30, 2000
-----------------------
Segment assets                  $ 3,919,556      $ 1,809,198         $5,728,754

Nine months ended September 30, 2000
-------------------------------------
Operating revenues              $   965,683      $ 5,815,516         $6,781,199
Gross profit                        639,176          340,746            979,922
Segment profit (loss)            (1,233,215)         151,949         (1,081,266)
Interest income                        -                -                  -
Interest expense                    922,493           30,500            952,993
Depreciation and amortization        98,300           60,000            158,300


                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
Nine months ended September 30, 1999
-------------------------------------
Operating revenues              $   595,141     $  2,438,345         $3,033,486
Gross profit                        169,018          198,927            367,945
Segment profit (loss)            (3,806,908)          83,920         (3,722,988)
Interest income                        -                -                  -
Interest expense                  1,471,735           35,937          1,507,672
Depreciation and amortization       141,000           99,000            240,000

 MAJOR CUSTOMER

Trucking operations sales to Waste Management Inc., represented approximately 13% and 30% of net sales for the nine months ended September 30, 2000 and 1999 respectively. There was no other customer of the Company whose sales exceeded 10%.

6.      RESTATEMENT

The accompanying financial statements have been restated to properly reflect restatements made to the financial statements of 1999 and prior years. Accounts payable and accrued expenses have been adjusted to reflect the additional accruals of expenses associated with a judgement obtained by the Port Authority of New York/New Jersey. An account has been created called Temporary Equity to reflect the 1998 reversal of the issuance of 12,500 shares of an amended Series B Preferred Stock to the Company's former president in exchange for return of his 10,000,000 common shares. Counsel determined that the preferred shares were invailidly issued because of an amendment to the terms of the Series B required shareholder approval, which the Company never obtained. The Company has not returned the 10,000,000 shares and has recorded the redemption value of the common shares as temporary equity and has reversed the charge reflecting the beneficial conversion feature of the amended Series B Preferred stock of $567,000.

The 1999 financial statements have been revised to reflect the following: (i) reversal of the overstated beneficial conversion feature of $4,628,699 and (ii) to record the Black-Scholes value of warrants issued on conversion of notes plus options issued of $2,223,532.


The 2000 financial statements have been restated to reflect the issuance of warrants on conversion of notes in March and May 2000 of $717,038 and the beneficial conversion feature on $60,000 of notes issued in March/April 2000 of $17,333.


The effect of such restatements on the Company's quarterly financial statement is as follows:

                                           As                            As
                                        Reported      Adjustments     Restated
                                      ------------------------------------------

Balance Sheet Adjustments
 Property and equipment              $  4,358,438       (158,000)  $  4,200,438
 Other assets                              87,011        398,000        485,011
 Accounts payable and accrued
  expenses                              3,282,207       (722,095)     2,560,112
 Temporary Equity                          -           1,512,500      1,512,500
 Minority Interest                        487,324       (292,228)       195,096
 Additional paid-in capital            15,283,912     (3,256,860)    12,027,052
 Accumulated deficit                  (17,424,468)     2,998,683    (14,425,785)

Statement of Operations
 Adjustments
Nine months ended September 30, 1999
 Loss from operations                $    756,837   $       -      $    756,837
 Net loss                               7,004,303     (3,281,315)     3,722,988
 Net loss per common share basic     $      (0.05)  $       -      $      (0.02)

Three months ended September 30, 1999
 Income from operations              $     24,329   $       -      $     24,329
 Net loss                               6,074,925     (3,789,627)     2,285,298
 Net loss per common share basic     $      (0.04)  $       -      $      (0.01)

Nine months ended September 30, 2000
 Income from operations                $   61,778   $    (26,729)  $     35,049
 Net loss                                 268,292        812,974      1,081,266
 Net loss per common share basic     $      (0.00)  $       -      $      (0.01)

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

RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the nine months ending September 30, 2000 were

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

Operating expenses for the nine months ending September 30, 2000 were $5,801,277 compared to $2,665,541 an increase of $3,135,736 or 117.64% over the corresponding year. This increase in expense is due primarily to a corresponding increase in operating expenses for the trucking operation due to increased revenues plus the inclusion of JST's operating expenses for a full nine months versus six months in the prior year. The increase was the result of the acquisition of JST and the inclusion of JST's operating expenses of $5,339,000 for the full nine months. JST's operating expenses consist of $1,567,000 in hauling fees, $1,094,000 in landfill fees and equipment and depreciation of $191,000.

Operating expenses as a percentage of operating revenues were 88% for the nine months ended September 30, 1999. In 2000 operating expenses decreased to 86% of operating revenues due to modernization. Operating expense from rail operations decreased by 33% in 2000 to approximately $462,000 from approximately $696,000 in 1999.

Administrative expenses decreased in the nine months ended September 30, 2000 by $180,000. As a percentage of operating revenues, administrative expenses decreased to 13.9% nine months ended September 30, 2000 from 37.1% for the nine months ended September 30, 1999. The decrease of $180,000, comes from the conscious effort of the Company to reduce costs.

Interest expense and beneficial conversion feature for nine months ended September 30, 2000 and 1999, was $970,326 and $2,902,672 respectively. This includes, the issuance of warrants and options on the sale of promissory notes which were convertible into shares of the Company's common stock at prices below prevailing market rates, of $734,371 and $2,685,775, respectively of which $221,351 and $1,516,487 respectively, was to related parties.

The Company recognized a net profit for the three months ended September 30, 2000 of $72,885 versus a loss for the three months ended September 30, 1999 of $(2,285,298).


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at September 30, 2000 was $4,234,588 compared to a deficiency of $5,147,857 at December 31, 1999. The increase in working capital was primarily due to the conversion of approximately $1,500,000 of convertible notes and debt into shares of common and preferred stock. In addition, the Company recognized profits from operations for the nine months ended September 30, 2000 of $35,049 versus a loss from operations for the nine months ended September 30, 1999 of $756,837.

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

As of September 30, 2000 the Company had the following liabilities;

   Accounts payable and accrued expenses        $       2,560,112
   Notes payable and current maturities
    of long-term debt                                   1,972,693
   Payroll taxes payable                                  745,088

Accounts payable and accrued liabilities include $508,000 owed for accrued interest on convertible notes and for accrued legal fees. A majority of the legal fees are payable through options granted to the respective law firms. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the exercise of said conversion features.

Accounts payable and accrued expenses include a perfected judgement by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $780,000 including interest. The Company is currently negotiating with the PANYNJ for a long-term payout. Management is confident such an agreement will be reached in the near future.

Accounts payable and accrued expenses include $345,000 to a former customer for advances and accrued tug boat charges. Management has been negotiating a settlement in exchange for shares of common stock and anticipates a resolution in the near future.

Accounts payable and accrued expenses also include approximately $725,000 for accrued real estate taxes. The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000.

Subsequent to December 31, 1999, notes in the principal amount of $1,022,861, plus accrued interest, were converted into shares of the Company's common stock. The Company believes that all or substantially all of the remaining notes and warrants outstanding will be converted into shares of the Company's common stock.
                                       10

The Company is currently negotiating with vendors, federal and state taxing authorities and the holders of several material obligations, whereby management is confident that settlement of these amounts will be significantly less than the amounts currently recognized on the Company's books. Long-range plans considered by management include application for low interest loans through the Federal Rail Administration ("FRA") for short-line railroad's and grants from New York and New Jersey State Department of Transportation.

During the nine months ended September 30, 2000 the Company's operations used $459,539 in cash and the Company acquired approximately $360,000 of property and equipment. The Company financed its cash needs during this period primarily through the issuance of (LAMBDA) notes. In April 2000 JST became profitable and began providing the Company with a source of cash. In order to fund its operating losses, the Company sold $60,000 of convertible notes to non-affiliated investors in private offerings.

The Company has incurred substantial losses since it was formed. Although the Company expects to continue to incur losses until such time, if ever, as it earns net income. Management has taken many steps to improve profitability and increase revenues. Such steps include the acquisition of JST, which has increased gross profit. In addition the Company has reduced outstanding liabilities substantially which has in turn reduced interest expense. The Company has also made efforts to reduce administrative expenses by the reduction of its workforce and has reduced operating costs by better utilization of manpower and equipment and other expense reductions.

The Company has needed to fund its working capital deficit. The Company has raised these funds though issuance of floating rate convertible debentures. The Company agreed to the terms of the convertible notes because the Company was unable to obtain conventional financing due to the Company's financial condition. Notes in the principal amount of approximately $650,000 restrict the Note holder from short selling the Company's common stock with the intention of covering the short position with shares received from the conversion of the Note. Short selling is a practice of selling shares, which are not owned by a seller with the expectation that the market price of the shares will decline in value after the sale. With the exception of the restrictions on short selling, the terms of the notes do not provide the Company or the Company's shareholders with any protection in the event of a decline in the price of the Company's common stock.

In June 2000 the Company issued 500,000 shares of its Series C Preferred stock to John Marsala in payment of $500,000 in past due convertible notes and accrued interest owed to Mr. Marsala. At the option of Mr. Marsala, each Series C preferred share may be converted into the greater of (i) 12.82 shares of the Company's common stock or (ii) the number of shares determined by dividing $1.00 by an amount equal to 90% of the average closing price of the Company's common stock for the five trading days preceding the date of conversion. For each share of common stock received upon the conversion of the Series C Preferred shares, Mr. Marsala will receive a warrant which will allow Mr. Marsala to purchase
1.0452 shares of the Company's common stock at a price of $0.12 per share at any time prior to the later of 90 days following the date the shares issuable upon the exercise of the warrant have been registered for public sale or 90 days after the conversion of the Preferred shares. The closing price of the Company's common stock was $0.27 on the date the preferred shares were issued to Mr. Marsala.

         The actual number of shares which will be issued upon the conversion of the notes and the Company's Series C preferred stock, which remain outstanding cannot be determined at this time and will depend upon the price of the Company's common stock at the time of conversion. The issuance of common stock upon the conversion of these securities or the exercise of the warrants, as well as future sales of such common stock or the perception that such sales could occur, could adversely affect the market price of the Company's common stock.

         If the holders of the notes or the preferred shares convert these securities at a time when the Company's common stock is declining the Company will be required to issue more shares of its common stock for any given dollar amount converted. Shares issued upon the conversion of the notes or the Series C Preferred shares will cause the Company's then outstanding shares to be diluted and as a result the Company's stock price could decline further. Any decline in the price of the Company's common stock may encourage short sales, which could place further downward pressure on the price of the Company's common stock.

There is no limit as to the number of shares, which could be issued upon the conversion of the Notes or the Series C Preferred stock nor is there any limitation as to when, or under what conditions, these securities can be converted. See Part II, Item 1, of the Company's registration statement Form 10SB, dated November 19, 2001, for information concerning the number of shares which could be issued upon conversion based on various prices.

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

The Company expects that any additional tractors or trailers required by JST can be acquired through capital leases or similar types of equipment financing. JST has been able to arrange these types of financing since January of 2000.

The Company rail operations do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's rail operations have not been a source of liquidity. Until such time as the Company becomes profitable, the Company's continued operations will depend upon the availability of additional funding. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be able to obtain additional funding, if needed, or, if available, on terms satisfactory to the Company. There can be no assurance that the Company will be able to generate sufficient revenues to be profitable. Additionally, there are administrative remedies available to the Company's creditors including, but not limited to, judgments, liens and levies, which can be placed on the Company's bank accounts. Historically, these remedies have been used by the creditors of the Company and have resulted in additional cash flow hardships for the Company. There can be no assurance that these remedies may not be used in the future.

The Company expects that it will be able to meet all its routine working capital needs and operational costs from new business created based on customer demand during the current year. The Company's two largest expenditures in its rail operations are towing and manpower. By utilizing its larger car float the Company can greatly reduce these two expenditures. The third largest expense is per diem car hire. The per diem car hire expenses are the rental charges that the owners of rail cars charge railroads. Rents are charged to the Company after the first day for cars destined for immediate transfer to other railroads, and five days for cars which are destined for loading by the local customers of the Company. The largest local customers of the Company's are its cocoa customers. In the past these per diem car hire charges have amounted to 10% of the Company's revenue. The Company has renegotiated the rate for local customers whereas the rents now begin five days after the cars are loaded not received. This change will greatly reduce the fees the Company will be charged.

 Change in Management

The following provides certain information concerning changes during the nine months ending September 30, 2000 and the dates of service of the former and present management of the Company.

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

W. Robert Bentley    President                                 12/98 to 9/00

Irene Bodkin         Director                                  10/95 to 6/00

Donald Boehm         Director                                   3/98 to 5/00

Ira Levy             Chief Financial Officer                    5/99 to 6/00

Ronald Kuzon         Director                                   6/99 to 2/00

Tad Mahoney          VP Operations                              4/00 to 9/00

Gordon Kuhn          Director                                   9/00 to present

Ronald W.  Bridges   President                                  9/00 to present

Wayne Eastman        VP Operations                              9/00 to present

Ronald W. Bridges has been the President of the Company since September 2000. Between May 1999 and September 2000 Mr. Bridges was an independent consultant to numerous transportation companies. Mr. Bridges served as Conrail's Assistant Vice President, Forest and Manufactured Goods Business Group, from April 1994 until his retirement in May 1999.

Wayne A. Eastman has been the Company's Vice President of Operations since September 2000. Mr. Eastman was the District Superintendent of Conrail's Oak Island Terminal and Yard Operations in Newark, NJ from 1998 to 2000. From 1987 To 1988 Mr. Eastman was superintendent of two regional railroads in the Midwest. Between 1969 and 1987 Mr. Eastman held various positions with the Illinois Central Railroad.

Gordon Kuhn has been a director of the Company since September 2000. Since October 1997 Mr. Kuhn has been an independent consultant to corporations in the railroad industry. From November 1992 until his retirement in October 1997 Mr. Kuhn was Conrail's Senior Vice President in charge of its Core Business Group, with annual sales of over $1,800,000,000. While employed by Conrail his responsibilities included all aspects of Sales, Marketing, Customer Service, Billing & Collecting, Car Management, as well as, Industrial Development.

In April 2000, the Company hired Tad Mahoney, formerly of Conrail as its VP of Operations. Mr. Levy, the Company's CFO and director had left the Company to work for BDO Seidman in June 2000. Mr. Marcus replaced Mr. Levy. In July 2000, Mr. Mahoney recommended Mr. Kuhn to be a director to fill a vacancy. Mr. Kuhn was a seasoned, extremely successful railroad executive who had recently retired from Conrail. Mr. Kuhn was asked by the Board to find a replacement for Mr. Bentley whose employment agreement was soon to expire. Mr. Kuhn recommended Mr. Bridges to the board as that replacement. Mr. Eastman replaced Mr. Mahoney in September 2000.


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

Murphy,  Marseilles,  Smith  &  Nammack,  Inc.  Chapter  7 Case  No.  98 B 42104
(SMB)Richard E. O'Connell v NYRR Adversary Proceeding No. 0002413. This is an action brought by the trustee for the Murphy, Marseilles, Smith & Nammack, Inc. Estate. The trustee claims that Murphy, Marseilles, Smith & Nammack, Inc. made a loan to Best Sellers in the amount of $50,000. The Trustee has produced a copy of a Note dated April 11, 1996. NYRR has no record of having ever received the money nor did Best Sellers disclose this obligation in the merger documents. Further, we have been informed that a certification was executed by Martin Weber whereby he affirms that Best Sellers never authorized the note nor did the Company receive the proceeds. We are attempting to locate this document. The Company is currently assessing the merits of the claim and has consulted counsel. The Company has settled this claim for $7,500.

The company is currently reviewing certain transactions by former management.

Item  2. Changes in Securities:

In July 2000, the Company issued to two unrelated parties 25,000 shares each of the Company's common stock in settlement of additional interest owed as a result of previous notes payable.

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


Item  3. Defaults Upon Senior Securities:

         None

Item  4. Submission of Matters to a Vote of Security Holders:

         None

Item  5. Other Information:

         None

Item  6. Exhibits and Reports on Form 8K:


(a)

Exhibit
  No.      Description

10.1       Employment Agreement between NYRR and Tad Mahoney dated April 1, 2000

10.2 Employment Agreement between Wayne A. Eastman, Jr. and New York Cross Harbor Railroad Terminal Corporation, NYRR and CH Propriety dated September 18, 2000.

10.3 Handling Line Agreement between Norfolk Southern Corporation and New York Cross Harbor Railroad Terminal Corporation date April 19, 2000.

10.4 Promissory note dated May 25, 1999 (Incorporated by reference to Exhibit 10.16 of the Registrant's Amended Registration Statement on Form 10SB, Registration No.0-28583, dated November 20, 2001), schedule attached.

10.5 Promissory note dated December 6, 1999 (Incorporated by reference to Exhibit 10.21 of the Registrant's Amended Registration Statement on Form 10SB, Registration No.0-28583, dated November 20, 2001), schedule attached.

10.6 Form of Subscription Agreement (Incorporated by reference to Exhibit 10.27 of the Registrant's Amended Registration Statement on Form 10SB, Registration No.0-28583, dated November 20, 2001).

10.7       Promissory note dated June 1, 2000.


27         Financial Data Schedule

(b)      Reports on Form 8K:

                  None

                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 26, 2001                 /s/RONALD W. BRIDGES

                                         RONALD W. BRIDGES, PRESIDENT

Date:  November 26, 2001
                                         /s/JOEL MARCUS

                                         JOEL MARCUS, CHIEF FINANCIAL OFFICER