Form 10KSB/A
period 2000-12-31
NEW YORK REGIONAL RAIL CORP
filed 2001-11-28
CIK 1020173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Item 1. Description of Business.

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

      In April 1999, in an arm's length transaction, the Company purchased a 51% interest in JS Transportation, Inc. ("JST"), in exchange for 5,000,000 shares of unregistered common stock, and escrowed an additional 1,000,000 shares to settle outstanding JST liabilities. JST, which was incorporated in New Jersey in 1998, is a regional trucking company in the business of short-haul freight transportation and landfill management. Unless otherwise indicated, any reference to the Company also includes JST.

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

      Diesel-fueled locomotives are used by the Company to switch railcars at its Bush Terminal and Greenville facilities. Tugboat services are currently subcontracted from McAllister Marine Towing & Transportation Company on a monthly basis.

      The Company's rail equipment consists of the following;

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

      Most freight which is transported by rail travels substantial distances, and usually over more than one railroad. To facilitate pricing, Class 1 railroads, such as Norfolk Southern, price and collect freight charges on behalf of all railroads along the route. The portion that belongs to each railroad is known as their tariff division. The Company comprises part of the traffic route for most rail freight transported across the New York City harbor.

During the years ended December 31,1999 and December 31, 2000, Norfolk Southern, pursuant to a tariff division agreement, collected approximately 95% and 90% respectively, of the Company's receivables from various customers.

As of December 31, 2000, the Company had approximately 40 regular customers. During the periods listed below the following customers accounted for more than 10% of the Company's revenues from its railroad operations:


       Name                         Year                    Percent

       Hershey Foods                1999                       26%
       Bloomer Chocolates           1999                       14%
       Star Corrugated              1999                       11%

       Hershey Foods                2000                       23%
       Bloomer Chocolates           2000                       16%
       Star Corrugated              2000                       12%


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

      Modern "high-cube" cargo containers on trailers reach 13' in height, exceeding Lincoln and Holland Tunnel vertical clearances, forcing more heavy-duty truck traffic onto the George Washington and Verazanno Narrows Bridges, increasing distance, time and truck freight costs into the region. The study indicated that increased use of a cross-harbor rail/float operation, such as that provided by the Company, is the most efficient means of moving rail freight throughout the New York City region. The 2.5 mile float barge trip across the New York City harbor takes approximately 45 minutes and eliminates a 35 to 50 mile truck trip across the New York City regional bridge, highway and tunnel system. As a result of the foregoing, the Company believes that a substantial portion of the freight presently transported by truck will in the future be transported by rail.

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

      If additional capacity is needed the Company plans to repair one of its float bridges and lay four to five miles of additional track at the Greenville yard, at a cost of approximately $8,000,000, to increase capacity to approximately 4,000 carloads per month. If more capacity is still needed the Company can add four float bridges, at a cost of approximately $18,000,000, to increase capacity to 10,000 carloads per month. See Item 6 "Management's Discussion and Analysis...Liquidity and Capital Resources".

      The City of New York has recently completed construction of two new float bridges at its 65th Street Rail Yard. This facility includes not only the float bridges but, intermodal tracks and loading docks. In September 2000, the City made a "Request for Proposal" ("RFP") for the operation of this facility. The RFP stipulated that the operator of this facility would be required to transport rail cars between New Jersey and New York City by means of float barges. The City of New York has given the Canadian Pacific Railroad preliminary approval to operate the facility. If Canadian Pacific is given final approval to operate the 65th Street Rail Yard, Canadian Pacific will need to contract with the Company to float rail cars across the New York City harbor since the Company's Greenville yard is the only facility on the New Jersey side of the harbor which is capable of handling rail cars transported by float barges.

Trucking Operations

      In April 1999 the Company, in an arm's length transaction, acquired 51% of the common stock of J.S. Transportation, Inc. ("JST") in exchange for 6,000,000 shares of the Company's common stock. A total of 5,000,000 shares were issued to the shareholders of JST in return for 51% of the common stock of JST and an additional 1,000,000 shares were provided to JST to be used for the repayment of liabilities of JST. As of March 15, 2001, 160,000 of these shares had been used to satisfy JST liabilities of $175,300 to non-affiliates of the Company.

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

      JST had an agreement between January 1999 and December 31, 2000 with the Glouster County landfill which allowed JST and its customers to dump waste at the rate of $20 per ton. The Glouster County landfill closed its facility to waste shipped from outside of Glouster County in December 2000. In November 2000, the Company began dumping waste at the Eagle Land Management landfill in Pennsylvania and the Recovermat, Inc. landfill in Maryland. The agreements with these landfills may be terminated on 30 days or less notice. The agreement with Recovermat, Inc is oral. Although the dumping rates with these landfills are higher than the rates charged by the Glouster County Landfill, JST has been able to pass the higher rates on to its customers without any adverse effect on JST's operations.

      JST's services customers in New Jersey, the New York City metropolitan area, Pennsylvania, Maryland and Delaware. The various transfer stations served by JST are located in Pennsylvania and New Jersey.

      As of January 31, 2001 JST owned 27 tractor/trailers, of which 17 tractors and 15 trailers were operational. JST's 17 tractors are fully utilized. Of JST's fifteen operational trailers, nine are fully utilized. The remaining six trailers consist of flatbed or refrigerated trailers which are used infrequently. As of April 30, 2001 JST was using five tractor/trailers which it subcontracted from various independent owner/operators. In order to expand its business during the next twelve months JST anticipates that it will need an additional five tractors and ten additional trailers. JST estimates that this additional equipment will cost between $300,000 and $500,000.

      The equipment owned by JST is leased to a subcontractor on a month-to-month basis. The subcontractor hauls and disposes of the waste for JST's customers and bills JST for the drivers and related expenses. JST does not require any licenses or permits which are material to its operations since subcontractors perform the waste hauling and disposal services for JST. By subcontracting its personnel requirements, JST is able to reduce administrative expenses and avoid the need to obtain the licenses and permits required to haul and dispose of waste.

      As of January 31, 2001 JST's trucking equipment was transporting approximately 10,000 tons of waste per month.

      JST believes it can expand its business by acquiring other smaller trucking companies that are involved in the collection of waste. As of April 30, 2001, JST did not have any agreements relating to the acquisition of any other trucking companies.

      During the years ending December 31, 1999 and 2000, approximately 29% and 15% of JST's revenues were derived from collection services provided to Waste Management, Inc. No other customer represented more than 10% of JST's revenues during this period. All of JST's agreements with its customers may be terminated on 30 days or less notice.

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

      The Company only acquired 51% of JST because the Company wanted Todd Sage, JST's General Manager, to retain a financial interest in JST for a period of time following the acquisition. Although the Company does not have any formal agreements concerning the acquisition of additional shares in JST, the Company can acquire the remaining 49% interest in JST for 7,000,000 shares of the Company's common stock. At its next annual meeting the Company may request its shareholders to approve the acquisition of the remaining 49% interest in JST.

      The remaining 49% of JST is owned by the following persons:

                     Todd Sage                         14.7%
                     Darryl Caplan                      9.6%
                     John Marsala                      17.4%
                     Golden Aspen Corp.                 7.3%

      Todd Sage is JST's general manager. Darryl Caplan is an officer and director of the Company. John Marsala is the beneficial owner of more than 5% of the Company's common stock and has the right to cast a majority of the shares which are entitled to vote at any meeting of the Company's shareholders. Golden Aspen Corp. is not affiliated with the Company.

         In September 2000, JST acquired the assets of MHT, Incorporated ("MHT"), in an arm's length transaction. MHT is a small regional trucking company engaged in waste transportation. MHT's assets included three tractors and two trailers and a customer base generating over $500,000 in annual sales. The assets of MHT were acquired for 200,000 restricted shares of the Company's common stock and the assumption of liabilities in the amount of $156,000.


Competition

Although the Company is the only carrier transporting rail cars across the New York City harbor, the Company faces intense competition from other railroads for the movement of commodities and bulk freight. The Company also competes with medium and short-haul trucking companies for the transportation of commodities. Any improvement in trucking, for example, legislation allowing increases in truck size or allowable weight, could increase competition and may adversely affect the Company's business. The Company believes that competition for the freight transported by the Company is based, in the long term, as much upon service and efficiency as on rates. As a result, the Company strives to offer shippers greater convenience and better service than competing forms of transportation and at lower costs.

The trucking industry is extremely fragmented. In the past years, periods of over-capacity in the trucking industry have led to intense competition and price discounting, resulting in decreased margins and a significant number of business failures. JST competes with three large national waste management companies:
Allied Waste Services, Waste Management, Inc., and Republic Services, Inc. as well as numerous regional and local trucking companies. In addition, many counties and municipalities operate their own waste collection and disposal facilities, have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions. JST also competes with alternatives to landfill disposal, (such as waste incinerators) because of state requirements to reduce landfill disposal. JST competes with other motor carriers for the services of independent operators. Larger waste disposal customers tend not to change haulers on pricing alone. Consequently, the Company is of the opinion that JST's competitive advantage lies in customer service and reliability.


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

Convertible Notes and Series C Preferred Stock

      Between April 1997 and December 31, 2000, the Company sold convertible notes in the principal amount of $3,892,000 to various private investors. The notes bear interest at 10% per year and are due and payable between April and May 2000. At the option of the note holder, each note, plus any accrued interest, may be converted into shares of the Company's common stock at the lower of the Conversion Price or 90% of the average closing price of the Company's common stock for the ten trading days preceding the date of conversion. The Conversion Price for the convertible notes varies between $.075 and $.60 and in each case was equal to the market price of the Company's common stock on the date the notes were issued. In connection with the sale of certain of these notes, the Company will issue warrants upon conversion of the notes into shares of common stock. The warrants allow the holders of the notes to acquire additional shares of the Company's common stock but are only issuable upon the conversion of the notes. The amounts raised from the sale of the notes were used to pay liabilities, purchase assets, and fund the Company's operations.

      As of January 31, 2001 notes in the principal amount of approximately $2,932,000, plus related interest, had been converted into 27,749,454 shares of the Company's common stock. As a result of the conversion of these notes, the Company issued warrants to the note holders which allow the note holders to purchase 10,092,524 shares of the Company's common stock at prices ranging between $.12 and $.60 per share. The warrants expire 90 days after the shares issuable upon the exercise of the options are covered by a registration statement which has been declared effective by the Securities and Exchange Commission. As of January 31, 2001 none of the warrants had been exercised.

      If the remaining outstanding notes and accrued interest (approximately $1,115,000) were converted into shares of the Company's common stock on January 31, 2001 the Company would be required to issue an additional 9,385,089 shares of common stock, plus warrants for the purchase of an additional 2,793,592 shares of common stock. The warrants, if issued, would be exercisable at prices ranging between $.12 and $.60 per share and would expire on the later of the date the notes were converted or 90 days after the shares issuable upon the exercise of the options are covered by a registration statement which has been declared effective by the Securities and Exchange Commission.

      The Company agreed to the terms of the convertible notes since the Company was unable to obtain conventional financing due to the Company's financial condition. Notes in the principal amount of approximately $650,000 restrict the Note holder from short selling the Company's common stock with the intention of covering the short position with shares received from the conversion of the Note. Short selling is a practice of selling shares which are not owned by a seller with the expectation that the market price of the shares will decline in value after the sale. With the exception of the restrictions on short selling, the terms of the notes do not provide the Company or the Company's shareholders with any protection in the event of a decline in the price of the Company's common stock.

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

      The actual number of shares, which will be issued upon the conversion of the notes which remain outstanding or the conversion of the Series C Preferred stock cannot be determined at this time and will depend upon the price of the Company's common stock at the time of conversion. The issuance of common stock upon the conversion of the notes, the exercise of the warrants, or the conversion of the Series C Preferred stock as well as future sales of such common stock or the perception that such sales could occur, could adversely affect the market price of the Company's common stock.

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

       There is no limit as to the number of shares which could be issued upon the conversion of the Notes or the Series C Preferred stock nor is there any limitation as to when, or under what conditions, these securities can be converted. See Item 5, of this report for information concerning the number of shares which could be issued upon conversion based on various prices.

The Company's shareholders did not approve the terms of the convertible notes or the Series C Preferred stock. Depending upon the Company's future capital needs and available sources of capital, the Company may in the future sell convertible notes with terms similar to the notes described above to private investors.

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

         Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index no. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that they were not paid by Crawford. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the return of their equity position in the subsidiary (NYCH)and unspecified monetary damages to be determined by the court. The Company has not conducted an extensive review of the allegations in the complaint.

         Murphy, Marseilles, Smith & Nammack, Inc. Chapter 7 Case No. 98 B 42104
(SMB)Richard E. O'Connell v NYRR Adversary Proceeding No. 00-02413 filed on June 7, 2000. This is an action brought by the trustee for the Murphy, Marseilles, Smith & Nammack, Inc. bankruptcy estate. The bankruptcy trustee claims that Murphy, Marseilles, Smith & Nammack, Inc. made a $50,000 loan to the Company in April 1996. The Company has settled this claim for $7,500.


         Platinum Funding Corp. ("Platinum")v. New York Regional Rail, New York Cross Harbor Railroad Terminal Corp. and CH Partners, Inc., Superior Court of New Jersey, Law Division, Bergen County Docket No.: BER-L-10413-98 on December 24, 1998. The Company was named in a lawsuit by its former factoring agent for approximately $250,000. The balance resulted from a dispute involving a factoring agreement which the Company entered into in December 1995. The arrearage represents a combination of uncollected accounts receivable, factoring fees and fees charged due to the Company's inability to meet certain predetermined minimum factoring levels. In March 1999, the case was dismissed. In December 1999, the Company entered into an agreement whereby the Company issued 300,000 shares of its common stock into escrow in the name of Platinum. These shares were to be registered and sold on behalf of Platinum until $250,000 was attained from said sale. Any unsold balance of the 300,000 shares would be returned to treasury. If the proceeds of $250,000 were not attained, the Company would issue additional shares to be registered and sold until the total proceeds to Platinum would be $250,000. The Company has been unable to register these shares for sale and they still remain in escrow. Platinum refiled the lawsuit in October 2000. Currently, the Company is negotiating a settlement with Platinum and believes a settlement will be reached. The Company has reflected the liability to Platinum as a current liability in the Company's financial statements. Depending on the terms of the settlement, these shares may be returned to treasury and/or this liability may be changed.

         Chacobra v. New York Regional Rail Corp. - District Court of New Jersey filed February 27, 1998. The Company has been named in a suit involving a former employee. The suit claims the Company failed to make certain payments for services rendered and reimbursement for certain funds advanced. These alleged services and advances were performed prior to the reverse merger. The plaintiff is seeking recovery of approximately $250,000. The Company has recognized a liability of approximately $53,000 . The Company believes this claim is without merit and intends to vigorously defend it. In February of 2000, all parties, without prejudice, dismissed the case.

The Company's Board of Directors is reviewing certain transactions by former management.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 1. Market Price of and Dividends on the Company's Common Equity and Other Shareholder Matters.

      As of January 31, 2001, there were approximately 10,000 beneficial owners of the Company's Common Stock including 1,200 of record on the books of the Company's transfer agent.

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

                                            Number of Shares     Note Reference

Shares outstanding as of January 31, 2001     170,416,689

Shares issuable upon conversion of notes
and exercise of warrants sold in
private offerings, based upon the lower
of the Conversion Price or 90% of market
price of the Company's common stock on
January 31, 2001 ($0.15 per share).            22,271,205              A

Shares issuable upon each exercise of
options to be granted to Ronald Bridges        Undeterminable          B

Shares issuable upon exercise of options
granted to current and former officers and
employees                                        170,000               C

Shares issuable upon the exercise of options
granted to consultants.                        1,100,000               D

Shares issuable to former officers             1,166,665               E

Shares issuable upon conversion of
Series C Preferred Stock, based upon the
lower of Conversion Price 90% of
market price of the Company's common
stock on January 31, 2001($.15 per share)     16,768,184               F



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

      As of January 31, 2001 notes in the principal amount of approximately $2,932,000, plus related interest, had been converted into 27,749,454 shares of the Company's common stock. As a result of the conversion of these notes, the Company issued warrants to the note holders which allow the note holders to purchase 10,092,524 shares of the Company's common stock at prices ranging between $.12 and $.60 per share. The warrants expire 90 days after the shares issuable upon the exercise of the options are covered by a registration statement which has been declared effective by the Securities and Exchange Commission.

   If the remaining outstanding notes, plus accrued interest (approximately $1,115,000), were converted into shares of the Company's common stock on January 31, 2001 the Company would be required to issue an additional 9,385,089 shares of common stock, plus warrants for the purchase of an additional 2,793,592 shares of common stock. The warrants, if issued, would be exercisable at prices ranging between $.12 and $.60 per share and would expire on the later of the date the notes were converted or 90 days after the shares issuable upon the exercise of the options are covered by a registration statement which has been declared effective by the Securities and Exchange Commission

   The Company used the market price of its common stock on January 31, 2001 ($0.15 per share) for purposes of computing the shares issuable upon the conversion of the notes, as well as the shares issuable upon the exercise of warrants issued upon the conversion of the notes.

      The following table shows as of January 31, 2001: (A) the amount of convertible notes held by former and present officers and directors of the Company and by those shareholders who are the beneficial owners of more than 5% of the Company's common stock, (B) the amount of note principal and accrued interest converted into shares of the Company's common stock, (C) the amount of shares of common stock issued upon the conversion of the notes and/or the exercise of warrants held by such persons, and (D) assuming the principle amount of all outstanding notes and the exercise of all warrants are converted into the approximate amount of shares of the Company's common stock. The table uses the market price of the Company's common stock on January 31, 2001 ($0.15 per share) for purposes of computing the shares issuable upon the conversion of the notes, as well as the shares issuable upon the exercise of warrants issued upon the conversion of the notes.



                                          Shares of Common    Shares of Common
                                          Stock Issued upon      Stock Issuable
                               Amount     Conversion of Notes  upon Conversion
                 Convertible   of Notes    and/or Exercise    of Notes and/or
                 Notes Held   Converted     of Warrants     Exercise of Warrants
Name               (A)           (B)            (C)                 (D)
-----             -----------  ---------   -----------------  -----------------
Robert Crawford   $ 40,000           --             --              623,562
Arline Crawford   $183,028      $25,000        333,333            2,965,176
Citrus Springs
 Trust             $75,400           --             --              330,289
John Marsala       $18,877      $99,346      1,203,590            1,190,087
Steven Hirsch     $150,000     $777,318      8,123,151            7,521,457


      Robert Crawford and Arline Crawford are former officers and directors of the Company. Ms. Crawford is the executrix of the Citrus Springs Trust.

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

C. Options are held by the following present officers and directors of the Company. With the exception of the options held by Mr. Eastman, all options are currently exercisable. Mr. Eastman's options are contingent upon his future employment with the Company.

                          Shares Issuable
                           Upon Exercise        Option          Expiration Date
Name                        of Option        Exercise Price       of Option

Joel Marcus                  120,000            $0.20              12/2001

Wayne Eastman                 50,000            $0.19              various

D. The options were issued to Anthony Ricco and Dominic Massa, who are members of the Company's Advisory Committee, for providing consulting services to the Company in the areas of railroad business development and governmental relations. The options are exercisable at a price of $0.40 per share and expire on August 14, 2001. Options for the purchase of 500,000 shares are presently exercisable. Options for the purchase of the remaining 600,000 shares may only be exercised in the event the consultants are successful in obtaining certain agreements from connecting railroads, the City of New York and other third parties which agreements would increase rail traffic and otherwise benefit the Company's railroad operations.

E. Shares are issuable to W. Robert Bentley and Tad Mahoney, former officers of the Company. See Item 10 of this report for further information concerning the issuance of these shares.

F. In June 2000 the Company issued 500,000 shares of its Series C Preferred stock to John Marsala in payment of $500,000 in past due convertible notes and accrued interest owed to Mr. Marsala. At the option of Mr. Marsala, each Series C Preferred share may be converted into the greater of (i) 12.82 shares of the Company's common stock or (ii) the number of shares determined by dividing $1.00 by an amount (the "Conversion Price") equal to 90% of the average closing price of the Company's common stock for the five trading days preceding the date of conversion. For each share of common stock received upon the conversion of the Series C Preferred shares, Mr. Marsala will receive a warrant which will allow Mr. Marsala to purchase 1.0452 shares of the Company's common stock at a price of $0.12 per share at any time prior to the later of 90 days following the date the shares issuable upon the exercise of the warrant have been registered for public sale or 90 days after the conversion of the Preferred shares. Each Series C Preferred share is entitled to 300 votes on any matter presented to the Company's shareholders. The closing price of the Company's common stock was $.27 on the date the preferred shares were issued to Mr. Marsala.

      The Company used the market price of its common stock on January 31, 2001 ($0.15 per share) for purposes of computing the shares issuable upon the conversion of the Series C Preferred stock, as well as the shares issuable upon the exercise of warrants issued upon the conversion of the Series C Preferred stock.

      The actual number of shares which will be issued upon the conversion of the notes or the Series C Preferred stock cannot be determined at this time and will depend upon the price of the Company's common stock at the time of conversion. The issuance of common stock upon the conversion of the notes or the Series C Preferred stock or the exercise of the warrants, as well as future sales of such common stock or the perception that such sales could occur, could adversely affect the market price of the Company's common stock.

      The Company recorded an expense to reflect the value of the convertible notes and warrants received upon conversion. The expense recorded by the Company during 2000 and 1999 for the persons shown in the foregoing table was as follows:

                                          Expense
            Name                    2000           1999
                                   -----           ----
         Robert Crawford             --             --
         Arline Crawford             --            $8,460
         Citrus Springs Trust        --            $5,386
         John Marsala                --          $115,495
         Steven Hirsch           $207,254        $947,232


       The table below shows the shares of the Company's common stock which would be issued assuming all notes which were outstanding on January 31, 2001 were converted into shares of the Company's common stock, based upon varying prices of the Company's common stock.

Share Price:                   $0.15             $0.10            $0.075
                               -----             -----            ------

Shares Issuable:

Conversion of Notes        9,385,089        11,955,989        14,872,427

Exercise of outstanding
  warrants                10,092,524        10,092,524        10,092,524

Exercise of warrants
  issuable upon future note
  conversions              2,793,592         3,924,196         5,153,538
                         -----------       -----------       -----------

Total                     22,271,205        25,972,700        30,118,489
                          ==========        ==========        ==========

The table below shows the shares of the Company's common stock which would be issued assuming all Series C Preferred shares were converted into shares of the Company's common stock, based upon varying prices of the Company's common stock.

Share Price:                   $0.15             $0.10            $0.075
                               -----             -----            ------

Shares Issuable:

Preferred Shares           6,838,778         6,838,778         7,112,329

Warrants                   9,929,406         9,929,406         9,929,406
                         -----------       -----------       -----------

Total                     16,768,184        16,768,184        17,041,735
                          ==========        ==========        ==========

      Although the Series C Preferred stock can be converted into shares of the Company's common stock at prices below prevailing market prices, the Company did not record an expense upon the issuance of the Series C Preferred shares since the preferred shares were exchanged for convertible notes for which an expense in the amount of approximately $100,000 had previously been recorded.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


      The following discussion contains forwardlooking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this report. Certain factors that could cause results to differ materially from those projected in the forwardlooking statements include level of freight shipments, competition, future contractual terms with landfill authorities, impact of government regulations, availability of capital to finance growth and general economic conditions.

      The following should be read in conjunction with the Company's financial statements and related notes, which are a part of this report.

Balance Sheet Data
                              December 31, 2000          December 31, 1999

                                   (restated)                 (restated)

   Current Assets                $1,088,399                  $  906,846
   Total Assets                   5,270,089                   5,487,046
   Current Liabilities            4,937,604                   6,619,786
   Total Liabilities              6,113,947                   7,340,318
   Temporary Equity               1,512,500                   1,512,000
   Working Capital (Deficit)     (3,849,205)                 (5,712,940)
   Stockholders' (Deficit)       (2,441,592)                 (3,414,879)

Operating Data

                                        Years Ending December 31,
                                 2000              1999             1998
                              (restated)        (restated)       (restated)


Operating revenues           $8,626,093        $5,146,918        $1,178,507

Operating expenses           (7,613,144)       (4,731,356)       (1,002,428)

Administrative
 expenses                    (1,802,773)       (2,056,742)       (1,461,882)

Interest and other
    expenses                 (1,123,674)       (3,791,532)         (644,229)

Minority interest               (36,127)         ( 49,107)
Extraordinary gain
 debt forgiveness               263,271           109,468
Loss on disposition
 of equipment                                                      (110,000)
                              ----------      ------------      ------------

Net loss                    $(1,686,354)      $(5,372,351)      $(2,040,032)
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

      Conrail elected to focus on rail delivery west of the Hudson River by developing "reload centers" in northern New Jersey for reloading goods from railcars onto trucks for delivery to destinations into New York City. Conrail also routed a significant number of railcars destined for the New York City area along land based tracks north of New York City. This added 288 miles and 14 days to the trip rather than the threemile trip to the Company's Greenville
Yard and a fortyfive minute trip across the New York City harbor. The Company believes this policy discouraged many customers from using rail altogether and led to a decline in NYCH's rail traffic.

      In June 1999 Norfolk Southern and CSX acquired operational control of Conrail's assets. Since then Norfolk Southern has used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. The Company also believes there is an emerging market for rail shipment of hazardous and nonhazardous waste.

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


      As of January 31, 2001 the Company was transporting approximately 290 railcars per month. Based upon the average rate received by the Company for each railcar transported and the Company's estimated operating expenses the Company projects that it will need to transport approximately 300 railcars per month in order to become marginally profitable.

The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2000 were:

                             Railroad               Trucking

Operating revenues         $1,301,087              $7,325,006
Operating expenses            580,879               7,032,265
Gross profit                  720,208                 292,741


      During the two years ending December 31, 2000 the Company recorded significant expenses as the result of the issuance of (1) common stock at below market prices, (2) options and warrants with exercise prices below market prices and (3) convertible debt which was convertible into shares of the Company's common stock at prices below the then prevailing market prices. These charges did not require the use of cash and were offset by corresponding credits to stockholders' equity. The amounts expensed by the Company as a result of the foregoing were:


                              Year Ended December 31,
                                     2000         1999


                                    $734,371   $ 3,561,923


Restated Financial Statements. The accompanying financial statements have been restated to properly reflect restatements made to the financial statements of 2000 and prior years. Accounts payable and accrued expenses have been adjusted to reflect the additional accruals of expenses associated with a judgement obtained by the Port Authority of New York/New Jersey. An account has been created called Temporary Equity to reflect the 1998 reversal of the issuance of 12,500 shares of an amended Series B Preferred Stock to the Company's former president in exchange for return of his 10,000,000 common shares. Counsel determined that the preferred shares were invailidly issued because of an amendment to the terms of the Series B required shareholder approval, which the Company never obtained. The Company has not returned the 10,000,000 shares and has recorded the redemption value of the common shares as temporary equity and has reversed the charge reflecting the beneficial conversion feature of the amended Series B Preferred stock of $567,000.

                  The 1999 financial statements have been revised to reflect the following: (i) reversal of the overstated beneficial conversion feature of $4,628,699 and (ii) to record the BlackScholes value of warrants issued on conversion of notes plus options issued of $2,223,532.


         The 2000 financial statements have been restated to reflect the issuance of warrants on conversion of notes in March and May 2000 of $717,038 and the beneficial conversion feature on $60,000 of notes issued in March/April 2000 of $17,333.

                  The effect of such restatement on the Company's financial statements is as follows:

                                           As                            As
                                        Reported      Adjustments     Restated


Balance Sheet AdjustmentsDecember 31, 2000
Additional paidin capital             $9,170,945    $(2,901,294)  $ 12,027,239
Accumulated deficit                  (12,129,579)      2,901,294    (15,030,873)

Statement of Operations
 Adjustments
 Year ended December 31, 2000
 Loss from operations                $    789,824   $             $    789,824
 Net loss                                 951,983      734,371        1,650,227
 Net loss per common share basic     $     (0.01)   $             $     (0.01)

Year ended December 31, 1999
 Loss from operations                $  1,641,180   $             $  1,641,180
 Net loss                               3,205,428      2,166,923      5,372,351
 Net loss per common share basic     $     (0.02)  $             $      (0.04)

See Note Q to the Company's financial statements for the years ended December 31, 1999 and 2000 for further information concerning this restatement.

Year Ended December 31, 2000

During the year ended December 30, 2000, the Company had $8,626,093 in revenue compared to $5,146,918 in revenue during the corresponding prior year period, an increase of 67.6%. The increase during the year ended December 31, 2000 was the result of an increase in railcars transported by the Company, an increase in the average amount received per railcar transported (the total of both of these events yielded an increase of approximately $400,000, an increase of 44.5%), and the Company's acquisition of a 51% interest in JST in April 1999. This increase in the trucking operations was approximately $7,325,000 from approximately $4,248,000 for the corresponding period in 1999 an increase of 72.4% (See Note A for pro forma results).

                  Operating expenses for the year ended December 31, 2000 were $7,613,144 compared to $4,731,356 an increase of $2,881,788 or 60.9% over the corresponding year. This increase in expense is due primarily to a corresponding increase in operating expenses for the trucking operation due to increased revenues plus the inclusion of JST's operating expenses for a year versus nine months in the prior year. JST's operating expenses consist of $ 2,371,348 in hauling fees, $ 4,350,109 in landfill fees and equipment rental, subcontractors and depreciation of $311,000.

Operating expenses as a percentage of operating revenues were 91.9% for the year ended December 31, 1999. In 2000 operating expenses decreased to 88.3% of operating revenues due to modernization. Operating expense from rail operations decreased by 37.6% in 2000 to approximately $580,000 from approximately $929,000 in 1999.

       Administrative expenses decreased in the year ended December 31, 2000 by $254,000. As a percentage of operating revenues, administrative expenses decreased to 20.9% for the year ended December 31, 2000 from 40.0% for year ended December 31, 1999. The decrease of $254,000, comes from the conscious effort of the Company to reduce costs.

Interest expense and beneficial conversion feature for the years ended December 31, 2000 and 1999, was approximately $1,124,000 and $3,792,000 respectively. This includes, the issuance of warrants and options on the sale of promissory notes which were convertible into shares of the Company's common stock at prices below prevailing market rates and beneficial conversion feature, of approximately $734,000 and $3,562,000, respectively of which $221,351 and $1,077,000 respectively, was to related parties.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital deficit at September 30, 2000 was $3,849,205 compared to a deficiency of $5,712,940 at December 31, 1999. The increase in working capital was primarily due to the conversion of approximately $1,000,000 of convertible notes and debt into shares of common and preferred stock and a reduction of approximately $1,100,000 in accounts payable.

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

As of December 31, 2000 the Company had the following current liabilities;


   Accounts payable and accrued expenses            $   2,478,773

   Notes payable and current maturities
    of longterm debt                                    1,553,246

    Payroll taxes payable                                 905,585

                  Accounts payable and accrued liabilities include $550,000 owed for accrued interest on convertible notes and for accrued legal fees. A majority of the legal fees are payable through options granted to the respective law firms. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the exercise of said conversion features.

                  Accounts payable and accrued expenses include a perfected judgement by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $772,000 including interest. The Company is currently negotiating with the PANYNJ for a longterm payout. Management is confident such an agreement will be reached in the near future.

                  During year ended December 31, 2000 the Company's expenses included "Loss on Disposal of Fixed Assets" in the amount of $365,002. In 2000, the Company was made aware of judgments by PANYNJ, listed above. The Company had facilities on Port Authority property which was part of the judgment. This property contained a float bridge and rail trackage. The Company has written-off the book value of these assets. In addition, the Company had a survey done on its second float bridge, which sank, at its Bush Terminal facility in Brooklyn. As a result of this survey the Company decided to write-off the book value of this bridge.

                  Accounts payable and accrued expenses include $135,000 to a former customer for advances and accrued tug boat charges. Management has been negotiating a settlement in exchange for shares of common stock and anticipates a resolution in the near future.

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

                 The Company is currently negotiating with vendors, federal and state taxing authorities and the holders of several material obligations, whereby management is confident that settlement of these amounts will be significantly less than the amounts currently recognized on the Company's books. Longrange plans considered by management include application for low interest loans through the Federal Rail Administration ("FRA") for shortline railroad's and grants from New York and New Jersey State Department of Transportation.

                  During the year ended December 31, 2000 the Company's operations used $450,021 in cash and the Company acquired approximately $360,000 of property and equipment. The Company financed its cash needs during this period primarily through the issuance of notes. In order to fund its operating losses, the Company sold $60,000 of convertible notes to nonaffiliated investors in private offerings.

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

                In June 2000 the Company issued 500,000 shares of its Series C Preferred stock to John Marsala in payment of $500,000 in past due convertible notes and accrued interest owed to Mr. Marsala. At the option of Mr. Marsala, each Series C preferred share may be converted into the greater of (i) 12.82 shares of the Company's common stock or (ii) the number of shares determined by dividing $1.00 by an amount equal to 90% of the average closing price of the Company's common stock for the five trading days preceding the date of conversion. For each share of common stock received upon the conversion of the Series C Preferred shares, Mr. Marsala will receive a warrant, which will allow Mr. Marsala to purchase1.0452 shares of the Company's common stock at a price of $0.12 per share at any time prior to the later of 90 days following the date the shares issuable upon the exercise of the warrant have been registered for public sale or 90 days after the conversion of the Preferred shares. The closing price of the Company's common stock was $0.27 on the date the preferred shares were issued to Mr. Marsala.

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


Year Ended December 31, 1999

      The components of the Company's operating revenues and expenses by business segment during the year ended December 31, 1999 were:


                                                      Railroad    Trucking

Operating revenues                                   $899,000    $4,248,000

Operating expenses                                   $929,000    $3,803,000

Gross profit                                         ($30,000)   $  445,203


Operating revenues increased during the year ended December 31, 1999 solely due to the acquisition of JST.

Operating expenses as a percent of operating revenues were 85% during 1998. In 1999 operating expenses increased to 91% of operating revenues due to costs associated with equipment maintenance and modernization. Operating expense from rail operations decreased by 7% in 1999 to approximately $929,000 from approximately $1,002,000 in 1998. Operating expenses increased by $3,729,000 during the year ended December 31, 1999. The increase was the result of the acquisition of JST and the inclusion of JST's operating expenses of $3,803,000 from the date of acquisition. JST's operating expenses consist of $2,089,000 in hauling fees, $1,459,000 in landfill fees and equipment and depreciation of $255,000.

Administrative expenses increased in the year ended December 31, 1999 by $685,884. As a percentage of operating revenues, administrative expenses decreased to 38.3% for the year ended December 31, 1999 from 54.7% for the year ended December 31, 1998. Of the increase of $685,884, $324,769 comes from the operations of JST with the balance of approximately $360,000 arising from the issuance of stock for services in the amount of approximately $189,000 and the remainder from professional fees associated with the Company's registration statement on Form 10SB and various legal matters.

Interest expense for 1999, includes beneficial conversion expenses and the issuance of warrants and options on the sale of promissory notes which were convertible into shares of the Company's common stock at prices below prevailing market rates, of $3,561,923, of which $1,076,573 was interest to related parties.

Recent consolidation in the trucking industry has resulted in reduced transportation rates. In addition, increased fuel prices, lack of experienced drivers and insurance costs have all affected JST's results of operations. Overall, profits generated by JST have decreased over the past twelve months. Historically, this is a cyclical pattern. Many waste haulers enter the market, reduce rates and then go out of business. Rates then eventually return to profitable levels.


ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Effective June 8, 2000 the Company retained Feldman Sherb Horowitz & Co., P.C. ("Feldman/Sherb") to act as the Company's independent certified public accountants. In this regard Feldman/Sherb replaced Schneider Ehrlich & Associates, LLP ("Schneider/Ehrlich", which resigned on June 1, 2000. Schneider/Ehrlich audited the Company's financial statements for the fiscal year ended December 31, 1997 and 1998. The report of Schneider/Ehrlich for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Schneider/Ehrlich for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. As a result of a judgment entered against the Company prior to December 31, 1998, the Company's financial statements were restated to reflect an increase in liabilities and an increase in retained earnings deficit for the same amount. During the Company's two most recent fiscal years and subsequent interim period ending June 8, 2000, there were no disagreements with Schneider/Ehrlich on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Schneider/Ehrlich would have caused it to make reference to such disagreements in its reports.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Set forth below is certain information concerning the management of the
Company:

      Name                   Age       Position

      Ronald W. Bridges       53       President
      Wayne A. Eastman        50       Vice President of Operations
      Darryl Caplan           38       Vice President of Corporate Affairs and
                                       a Director
      Joel Marcus             59       Chief Financial Officer and a Director
      Sabato Catucci          62       Director, Chairman of the Board
      Gordon Kuhn             50       Director

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

Darryl Caplan has been an officer and director of the Company since August 1999. Mr. Caplan has been an attorney in private practice since 1986. Mr. Caplan is a graduate of Rutgers University and a member

Joel Marcus, CPA, has been an officer and director of the Company since June 2000. Mr. Marcus has been selfemployed as a certified public accountant since 1974. Mr. Marcus is Chief Financial Officer and a Director of SMLX Technologies Inc. a publicly traded company involved in medical research and development. During the year ended December 31, 2000 SMLX had gross revenues of $1,613,387.

Sabato Catucci has been a director of the Company since July 1999. Mr. Catucci serves as the Chairman of the Company's Board of Directors. Mr.Catucci is the founder of American Warehousing and American Stevedoring ("American") and has been American's Chief Executive Officer since 1965. American currently runs for the City of New York and The Port Authority of NY/NJ, the Redhook Marine Terminal as well as the majority of the piers on the Brooklyn waterfront.American's piers are home to the world's largest cocoa port and they are actively engaged in containerized freight shipments. He also owns a number of other businesses. Mr. Catucci is one of the persons responsible for establishing the New York Task Force on Port, Rail and Industrial Development. He sits on the Advisory Committee of the New York City Economic Development Corporations Cross Harbor Major Investment Study (MIS)

Gordon Kuhn has been a director of the Company since September 2000. Since October 1997 Mr. Kuhn has been an independent consultant to corporations in the railroad industry. From November 1992 until his retirement in October 1997 Mr. Kuhn was Conrail's Senior Vice President in charge of its Core Business Group, with annual sales of over $1,800,000,000. While employed by Conrail his responsibilities included all aspects of Sales, Marketing, Customer Service, Billing & Collecting, Car Management, as well as, Industrial Development.

Advisory Committee

The Company has an Advisory Committee, which is comprised of the following persons:

Anthony Riccio has been the Vice President of the Harlem River intermodal rail yard since 1990. From 1988 to 1989 Mr. Riccio served as Commissioner of the Department of Ports & International Trade, the predecessor to today's New York City Economic Development Corporation (NYC/EDC). The NYC/EDC guides and overseas policies relating to intermodal rail freight for the City of New York.

Dominick Massa is the property manager for the Bush Terminal on which the Company operates in Brooklyn, NY, but which is owned by the New York City Economic Development Corporation. Mr. Massa also serves on the Cross Harbor Major Investment Study (MIS) Advisory Committee.

Change in Management

The following provides certain information concerning changes during the year ended December 31, 2000 and the dates of service of the former and present management of the Company.

                                                                Periods of
Name                     Position                                Service
-----                   ----------                              -------------

W. Robert Bentley    Director                                   3/98 to 9/00

W. Robert Bentley    President                                 12/98 to 9/00

Irene Bodkin         Director                                  10/95 to 6/00

Donald Boehm         Director                                   3/98 to 5/00

Ira Levy             Chief Financial Officer, Director          5/99 to 6/00

Ronald Kuzon         Director                                   6/99 to 2/00

Joel Marcus          Chief Financial Officer, Director          6/00 to present

Tad Mahoney          VP Operations                              4/00 to 9/00

Darryl Caplan        VP of Corporate Affairs, Director          8/99 to present

Sabato Catucci       Director, Chairman of the Board            7/99 to present

Gordon Kuhn          Director                                   9/00 to present

Ronald W.  Bridges   President                                  9/00 to present

Wayne Eastman        VP Operations                              9/00 to present

In April 2000, the Company hired Tad Mahoney, formerly of Conrail as its VP of Operations. Mr. Levy, the Company's CFO and director had left the Company to work for BDO Seidman in June 2000. Mr. Marcus replaced Mr. Levy. In July 2000, Mr. Mahoney recommended Mr. Kuhn to be a director to fill a vacancy. Mr. Kuhn was a seasoned, extremely successful railroad executive who had recently retired from Conrail. Mr. Kuhn was asked by the Board to find a replacement for Mr. Bentley whose employment agreement was soon to expire. Mr. Kuhn recommended Mr. Bridges to the board as that replacement. Mr.Eastman was hired as Mr. Mahoney's replacement in September 2000.



ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years indicated.

                                                           Re-
                                                Other     stric-
                                               Annual     ted
Name and                                       Compen-    Stock    Options
Principal        Fiscal    Salary   Bonus      sation     Awards   Granted
Position          Year       (1)      (2)       (3)       (4)       (5)
----------       ------    ------   -----      ------   ------   -------


Ronald Bridges,    2000    $28,000    --         --       --       --
President since
September 2000

W. Robert Bentley,    2000  $75,000   --      $11,400     --         --
President from        1999  $75,000   --      $15,200     --      $34,000
January 1999 to       1998  $75,000   --      $15,200     --         --
September 2000


(1) The dollar value of base salary (cash and non-cash) received. Amounts include the compensation paid by the Company's subsidiaries.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represents housing and automobile allowances.
(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services. The number of shares of the Company's common stock owned by the officer listed above, and the value of such shares as of December 31, 2000 were:
(5) Black-Scholes value of 500,000 options granted to Mr. Bentley in January 1999.


      Name                          Shares                  Value

      Ronald Bridges                  --                      --


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

                                  Total Shares
                            Shares     Reserved for     Shares       Remaining
                           Reserved    Outstanding     Issued as  Options/Shares
Name of Plan              Under Plans    Options     Stock Bonus   Under Plans
- ------------              -----------  -----------   -----------  ------------
Incentive Stock Option
  Plan                     2,000,000      170,000        N/A        1,830,000
Non-Qualified Stock
   Option Plan             2,000,000           --        N/A        2,000,000
Stock Bonus Plan           1,000,000           --    166,665          833,335

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

                                          % of Total
                                         Options Granted   Exercise
                  Date of   Options      to Employees in  Price Per   Expiration
Name               Grant   Granted (#)     Fiscal Year      Share       Date
- -----             ------   -----------   ---------------   --------  ---------
Joel Marcus        6/8/00    120,000           70.5%          $0.20    12/2001

Wayne Eastman      9/1/00     50,000           29.5%          $0.19     Various
                                                                         dates

Option Exercises and Option Values

                                       Number of Securities
                                     Underlying Unexercised Value of Unexercised
                                      In-the-Money Options  In-the-Money Options
                 Shares               at January 31, 2001   at January 31, 2001
               Acquired on    Value        Exercisable/         Exercisable/
Name           Exercise (1) Realized (2) Unexercisable (3)    (Unexercisable (4)
-----         ------------ ------------ --------------------     ---------------
Darryl Caplan    500,000     $27,000           --/--             $     --/--
Joel Marcus          --          --       80,000/40,000          $     --/--
Wayne Eastman        --          --           --/50,000          $     --/--

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

                                                            Percent of All Votes
Name                                    Votes               Eligible to be Cast
-----                                    -----               -------------------

Ronald W. Bridges                      50,000                       *

Darryl Caplan (1)                   1,882,625                       *

Joel Marcus                                --                      --

Wayne A. Eastman                       60,000                       *

Sabato Catucci                             --                      --

Gordon Kuhn                                --                      --

Robert R. Crawford                  4,400,000                     1.4%

Arline C. Crawford (2)              1,250,000                       *

R. Bruce Crawford                   5,400,689                    1.7%

Estate of A. S. Daniels (2)         6,304,944                    2.0%

Citrus Springs Trust (2)           31,199,786                    9.7%

John Marsala                      151,771,777                   47.4%

*    Less than 1%

(1)  Includes shares held by Mr. Caplan's law firm.

(2) Arline C. Crawford is the executrix of the estate of A.S. Daniels and the Citrus Springs Trust and is therefore considered to be the beneficial owner of these shares.

(3) Includes shares of common stock issuable upon the conversion of derivative securities held by CCC Financial, Inc. and the Hi-Tel Group, Inc., corporations controlled by Mr.Hirsch. See Item 5 of this report.

(4)  Includes options held by a company affiliated with Mr. Marcus.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In April 1999, the Company acquired, in an arm's length transaction, a 51% interest in JS Transportation, Inc. ("JST"). JST is a short haul regional trucking company. JST was formed in November 1998 by Todd Sage, the present general manager of JST, Darryl Caplan (who became an officer and director of the Company in August 1999) and by John Marsala and Steven Hirsch, two of the Company's shareholders. See Item 1 of this report for additional information concerning JST. The following table sets forth certain additional information concerning the acquisition of JST.

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

In January 1999, the board of directors approved option grants to three employee members of the board of directors for services rendered to the Company in 1998. The former president, former CEO, and his wife each received a two-year option to purchase 500,000 shares at $.12 per share. The spread between the stock price and the exercise price on the date of grant of $54,300 was accrued in 1998 as a compensation cost. These options expired in January 2001.In September 2000, as part of an overall termination agreement, the former president agreed to cancel all rights to the above mentioned options.

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

In June 2000 the Company issued 500,000 shares of its Series C Preferred stock to John Marsala in payment of $500,000 in past due convertible notes and accrued interest owed to Mr. Marsala. At the option of Mr. Marsala, each Series C Preferred share may be converted into the greater of (i) 12.82 shares of the Company's common stock or (ii) the number of shares determined by dividing $1.00 by an amount (the "Conversion Price") equal to 90% of the average closing price of the Company's common stock for the five trading days preceding the date of conversion. For each share of common stock received upon the conversion of the Series C Preferred shares, Mr. Marsala will receive a warrant which will allow Mr. Marsala to purchase 1.0452 shares of the Company's common stock at a price of $0.12 per share at any time prior to the later of 90 days following the date the shares issuable upon the exercise of the warrant have been registered for public sale or 90 days after the conversion of the Preferred shares. Each Series C Preferred share is entitled to 300 votes on any matter presented to the Company's shareholders. The closing price of the Company's common stock was $.27 on the date the preferred shares were issued to Mr. Marsala.

The Company could not meet its obligations with respect to various representations made by it regarding payment or the availability of a sufficient number of authorized but unissued shares to timely meet convertible debenture conversions and avoid Company default (regarding notes issued in 1998 through 1999). By exchanging such debt into Preferred C Mr. Marsala lost his ability to convert into common which at that point would have entitled him to utilize Rule 144 every three months to sell such restrictive shares (as free trading) subject to volume limitation imposed by Rule 144. In exchange for losing such valuable right Mr. Marsala was given additional voting rights.

Item 13.  Exhibits and Reports on Form 8K

(a) Exhibits
                               Index to Exhibits

Exhibit
  No.   Description

10.1 Employment Agreement between NYRR and Tad Mahoney dated April 1, 2000. (Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form 10-QSB, Registration No.028583 filed September 26, 2001).

10.2 Employment Agreement between Wayne A. Eastman, Jr. and New York Cross Harbor Railroad Terminal Corporation, NYRR and CH Propriety dated September 18, 2000. Incorporated by reference to Exhibit
          10.2 of the Registrant's Registration Statement on Form 10-QSB, Registration No.028583 filed September 26, 2001).

10.3 Handling Line Agreement between Norfolk Southern Corporation and New York Cross Harbor Railroad Terminal Corporation dated April 19,2000, (Incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form 10-QSB, Registration No.028583 filed September 26, 2001).


10.4      Promissory note dated May 25,1999(Incorporated by reference to Exhibit
          10.16 of the Registrant's Amended Registration Statement on Form 10-SB Registration No.028583, dated November 20, 2001; schedule incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form 10QSB, Registration No.028583 filed September 26,
          2001).


10.5      Promissory note dated December 6, 1999 (Incorporated by reference to
          Exhibit 10.21 of the Registrant's Amended Registration Statement on Form 10-SB, Registration No.028583, dated November 20, 200; schedule incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form 10-QSB, Registration No.028583 filed September 26, 2001).

10.6      Form of Subscription Agreement (Incorporated by reference to Exhibit
          10.27 of the Registrant's Amended Registration Statement on Form 10-SB Registration No.028583, filed November 20, 2001).

10.7      Promissory note dated June 1, 2000 (Incorporated by reference to
          Exhibit 10.7 of the Registrant's Registration Statement on Form 10-QSB Registration No.028583 filed September 26, 2001).


10.8      Promissory note dated October 11, 2000.


10.9 Milton Grove Landfill Agreement between JS Transportation and Eagle Land Management dated September 28, 2000.


(b)      Reports on Form 8K

            Form 8K with Report dated February 24, 2000 filed February 24, 2000

            Form 8K/A with Report dated February 24, 2000 filed April 21, 2000

            Form 8K with Report dated June 8, 2000 filed December 28, 2000

                          INDEX TO FINANCIAL STATEMENTS


                                                                 Page
NEW YORK REGIONAL RAIL CORPORATION:

Consolidated Financial Statements

     Independent Auditors' Report                                 F-1

     Balance Sheet                                                F-2

     Statements of Operations                                     F-3

     Statement of Stockholders' Deficit                           F-4

     Statements of Cash Flows                                     F-5

     Notes to Financial Statements                            F-6 - F-21

                          INDEPENDENT AUDITORS' REPORT





To the Stockholders and Board of Directors
New York Regional Rail Corporation
Brooklyn, New York

We have audited the accompanying consolidated balance sheet of New York Regional Rail Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Regional Rail Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of its operations, changes in stockholders' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $1,686,354 and $5,372,351 for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company had a working capital deficiency of $3,849,205 at December 31, 2000. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in Note A to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The financial statements for the year ended December 31, 2000 and 1999 have been restated (See Note Q).


                                                Feldman Sherb & Co., P.C.
                                                Certified Public Accountants

New York, New York
March 17, 2001
Except for Note Q
as of November 24, 2001

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                   (RESTATED)

                                     ASSETS
Current assets
 Cash                                                 $      41,070
 Accounts receivable, net                                   956,329
 Prepaid expenses and other current assets                   91,000
                                                         -----------
       Total current assets                               1,088,399

Property, plant and equipment, net                        3,698,175
Other assets                                                483,515
                                                        ------------
                                                      $   5,270,089
                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current maturities of long term debt                 $    239,451
 Convertible promissory notes:
  Related parties                                          459,173
  Others                                                   500,000
 Other short-term debt:
  Related parties                                           92,913
  Others                                                   261,709
 Accounts payable                                          546,040
 Accrued expenses                                        1,932,733
 Payroll taxes payable                                     905,585
                                                        -----------
       Total current liabilities                         4,937,604

Deferred rent payable                                      101,500

Long term debt                                           1,074,843

Minority interest                                           85,234

Temporary equity                                         1,512,500

Stockholders' equity:
 Series A Convertible Preferred Stock, $.001
  par value, 1,000 shares authorized; no shares
  issued and outstanding                                       -
 Series B Convertible Preferred Stock, $.001
  par value, 15,000 shares
  authorized; no shares issued and outstanding                 -
 Series C Convertible Preferred Stock, $.001 par
  value, 500,000 shares authorized;
  500,000 shares issued and outstanding                     500,000
 Common stock, $.0001 par value, 200,000,000
  shares authorized; 170,416,689 shares issued
  and outstanding                                            17,042
 Additional paid-in-capital                              12,072,239
 Accumulated deficit                                    (15,030,873)
                                                         -----------
       Total stockholders' deficit                       (2,441,592)
                                                        ------------
                                                      $   5,270,089
                                                        ============

                 See notes to consolidated financial statements.

              NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (RESTATED)

                                                FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                         ------------------------------------
                                              2000                 1999
                                          --------------      ---------------

Operating revenues                        $   8,626,093      $    5,146,918
                                          --------------      ---------------

Operating expenses                            7,613,144           4,731,356

Administrative expenses                       1,802,773           2,056,742
                                          --------------      ---------------
Total expenses                                9,415,917           6,788,098
                                          --------------      ---------------
Loss before other (income) expenses
 extraordinary item, and
 minority interest                             (789,824)         (1,641,180)

Other (income) expenses:
 Interest expense, net                        1,123,674           3,847,770
 Other (income)                                    -                (56,238)
                                          --------------      ---------------
  Total other (income) expenses               1,123,674           3,791,532
                                          --------------      ---------------
Loss before extraordinary item
 and minority interest                       (1,913,498)         (5,432,712)

Extraordinary gain - forgiveness of debt       (263,271)           (109,468)
                                          --------------      ---------------
Loss before minority interest                (1,650,227)         (5,323,244)

Minority interest in income of subsidiary        36,127              49,107
                                          --------------      ---------------
Net loss                                     (1,686,354)         (5,372,351)

Deemed preferred stock dividend                  29,167                -
                                          --------------      ---------------
Loss applicable to common shareholders    $  (1,715,521)     $    (5,372,351)
                                          ==============      ===============

Loss per share - basic and diluted:
     Continuing operations                $       (0.01)     $       (0.04)
     Extraordinary                                 0.00               0.00
                                          --------------      ---------------
                                          $       (0.01)     $       (0.04)
                                          ==============      ===============
Weighted average common shares
 outstanding basic and diluted              167,658,274        152,325,094
                                          ==============      ===============



                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                          YEAR ENDED DECEMBER 31, 1999
                                   (Restated)


                             Common Stock     Preferred Series B  Preferred Series C    Additional     Accumulated
                           Shares    Amount   Shares      Amount   Shares      Amount  Paid-in Capital    Deficit      Total
                           ------    ------   ------      ------   ------      ------  ---------------  -----------    -----
Balances at
 January 1, 1999        145,619,459  $14,562     180      $18,000      --      $    --   $4,170,704    $(7,972,168)  $(3,768,902)

Common stock issued
  for services              865,000      87       --          --       --           --      189,052             --       189,139

Exercise of stock options   634,619      63       --          --       --           --       69,067             --        69,130

Value of beneficial
 conversion feature
 of convertible notes            --      --       --          --       --           --    1,395,000             --     1,395,000

Shares issued for JS
 Transportation
 acquisition              5,000,000     500       --          --       --           --      599,500             --       600,000

Shares issued for
 reduction of JS
 Transportation debt      1,000,000     100       --          --       --           --      399,900             --       400,000

Conversion of debt into
 common stock             8,318,036     832       --          --       --           --      905,350             --       906,182

Conversion of preferred
 Series B into common
 stock                      249,055      25     (180)    (18,000)      --            --      17,975             --            --

Warrants and options
issued for debt                  --      --       --          --        --           --   2,166,923             --     2,166,923

Net loss                         --      --       --          --        --           --          --      (5,372,351)  (5,372,351)
                         ---------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1999       161,686,169  16,169      --          --         --          --    9,913,471     (13,344,519) (3,414,879)

Exercise of stock options    101,924      10      --          --         --          --       12,221              --      12,231

Conversion of debt into
 common stock              7,531,012     753      --          --         --          --    1,022,108              --   1,022,861

Common stock issued
 for services                502,086      50      --          --         --          --      143,430              --     143,480

Common stock issued
 for acquisition             480,000      48      --          --         --          --      187,152              --     187,200

Common stock issued
 for shares of New York
 Cross Harbor and CH
 Proprietary                  49,498       5      --          --         --          --       49,493              --      49,498

Common stock issued
 for interest                 50,000       5      --          --         --          --        9,995              --      10,000

Other                         16,000       2      --          --         --          --           (2)             --          --

Series C Convertible
 Preferred stock issued
 for debt                         --      --      --          --     500,000    500,000            --             --     500,000

Value of beneficial
 conversion feature
 of convertible notes            --      --       --          --          --         --        17,333             --      17,333

Warrants and options
issued for debt                  --      --       --          --          --         --       717,038             --     717,038

Net loss                         --      --       --          --          --         --            --     (1,686,354)  (1,686,354)
                        ---------------------------------------------------------------------------------------------------------
Balances at
 December 31, 2000       170,416,689 $17,042      --      $   --      500,000  $500,000  $ 12,072,239  $ (15,030,873)$ (2,441,592)
                        =========================================================================================================

                                      F-4
                 See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                             STATEMENT OF CASH FLOWS
                                   (RESTATED)

                                                     FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                     ----------------------
                                                     2000              1999
                                                     ----              ----
Increase in cash and cash equivalents
 Cash flows from operating activities:
      Net loss                                  $(1,686,354)      ($5,372,351)
                                                  ----------      ------------
   Adjustments to reconcile net loss to net cash
      (used in) operating activities:
      Depreciation                                  444,001           307,000
      Amortization of goodwill                       42,750            11,325
      Loss on disposal of fixed assets              365,002                --
      Stock issued for services                     143,480           189,139
      Beneficial conversion feature of
        convertible debt                             17,333         1,395,000
      Warrants and options issued for debt          717,038         2,166,923
      Minority Interest in subsidiary earnings       36,127            49,107
      Changes in operating assets and liabilities:
      Accounts receivable                          (298,472)         (543,705)
      Other current assets                            5,015           (35,520)
      Other  assets                                 143,058          (342,000)
      Accounts payable                             (684,578)        1,125,886
      Accrued expenses                              102,749           (97,851)
      Payroll taxes payable                         195,580          (443,003)
      Deferred rent                                   7,250             7,250
                                                 ----------     -------------
   Total adjustments                              1,236,333         3,789,551
                                                  ---------       -----------
Net cash used in operating activities              (450,021)       (1,582,800)
                                                   =========       ===========
Cash flows from investing activities:
   Purchase of property, plant and equipment       (359,603)          (70,251)
                                                   ---------          --------
Net cash used in investing activities               359,603           (70,251)
                                                    =======           ========
Cash flows from financing activities:
   Long term debt                                    522,500          736,177
   Convertible notes - other                         115,149          881,356
   Convertible notes - related party                  54,851          598,532
   Other current debt - related party                 (3,740)         (64,993)
   Other current debt - other                        (53,271)        (372,468)
   Proceeds from issuance of capital stock
     for options                                      12,231           69,130
                                                    --------       ----------
Net cash provided by financing activities           647,720         1,847,734
                                                    =======         =========
Net decrease in cash and cash equivalents          (161,904)          194,683
Cash at beginning of year                           202,974             8,291
                                                    -------       -----------
Cash and cash equivalents at end of year            $41,070          $202,974
                                                    =======          ========
Supplemental cash flow information:
   Cash paid during the year for:
      Interest                                           --             7,868
      Income taxes                                       --                --
Non-Cash Transactions
   Common shares issued in exchange for
     interest in subsidiary                         236,698           600,000
   Common shares issued for reduction of
     subsidiary debt                                     --         1,000,000
   Conversion of debt into common stock           1,022,861         8,316,036
   Conversion of debt into convertible
     preferred series C                             500,000                --
   Debt issued for supplies                          50,000                --
   Common shares issued in exchange for
     accrued interest                                10,000                --
   Purchase of equipment for debt;
      Equipment acquired                                 --           901,500
      Liabilities assumed                                --           901,500

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

            In April 1999, the Company purchased a 51% interest in J.S. Transportation, Inc. ("JST") in exchange for 5,000,000 shares of unregistered common stock and escrowed an additional 1,000,000 shares to settle outstanding JST liabilities. JST,formed in 1998, is a regional trucking company in the business of short-haul freight transportation and landfill management.Current related parties owned a combined 70% interest in JST prior to the acquisition. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The $440,000 excess of purchase price over net assets acquired was recorded as goodwill. Goodwill is being amortized over four years.

            The following unaudited proforma condensed combined statements of operations for the year ended December 31, 1999 gives retroactive effect to the acquisition of JST on April 1, 1999, which was accounted for as purchase. The unaudited proforma condensed combined statements of operations gives retroactive effect to the foregoing transaction as if it had occurred at the beginning of 1999. The proforma statement does not purport to represent what the Company's results of operations would actually have been if the foregoing transaction had actually been consummated on such date or project the Company's results of operations for any future period or date.

            The proforma statement should be read in conjunction with the historical financial statements and notes thereto.

                                                         (unaudited)

                  Revenues                        $       5,615,000
                  ---------
                  Loss before extraordinary items and
                  minority interest                      (5,453,000)
                  Net Loss                               (5,443,000)
                  Loss per share                              (0.04)
                  Weighted average number of shares
                  outstanding                           153,825,094

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

            Stock-Based Compensation

            The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company adopted the pro forma disclosure requirements of SFAS 123.

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

NOTE B -    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following:

            Marine equipment and dock facilities           $2,476,144
            Railroad locomotive cars and equipment            338,638
            Track and related land improvements             1,249,391
            Transportation equipment                        1,363,388
            Other                                             198,753
                                                      ---------------
                                                            5,626,314
            Less:  Accumulated depreciation                 1,928,139
                                                      ---------------
                                                           $3,698,175
                                                      ===============

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

            The Company wrote off fixed assets totaling $365,002 during the year in response to property lost from the PANYNJ judgments (See Note J) and the sinking of a float bridge.

            Depreciation expense totaled $444,000 and $307,000 for the years ended year ended December 31, 2000 and 1999, respectively.


NOTE C -    OTHER ASSETS

            Other assets consist of the following:

            Deposits                                   $ 93,963
            Permits and licenses                         79,300
            Goodwill from acquisitions, net             308,619
            Other                                         1,633
                                                       --------
                                                       $483,515
                                                       ========
NOTE D -    PAYROLL TAXES PAYABLE

            Payroll taxes payable includes overdue federal, state and local taxes, plus estimated penalties and interest.

NOTE E -    ACCRUED EXPENSES

            Accrued expenses consist of the following:

            Property taxes - City of New York        $  458,700
            Property taxes - New Jersey                 356,389
            Port Authority judgments (including
              accrued interest)                         771,765
            Other accrued expenses                      345,879
                                                      ---------
            Total                                    $1,932,733
                                                      =========

            The Company is involved in a long-standing dispute with the City of New York over property tax assessments dating back to 1984 (see Note
            J).

            New Jersey property tax accruals as of December 31,2000 cover the periods from 1996 to 2000, and include interest of approximately $82,000.

NOTE F -  SHORT-TERM DEBT

            A.  Convertible Notes Payable

            Related party lenders:

            Private investor                          $  18,773
            Former CEO                                   40,000
            Former officer/wife of former CEO           250,400
            Private investment company                  150,000
                                                       --------
                                                      $ 459,173
                                                       ========
            Private investor

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

            B. Other Current Debt

            Related parties:

                Unsecured non-interest bearing advances from the
                Company's former CEO; due on demand                 $ 92,913
                                                                    ========
            Other lenders:

            a) Notes payable - investors                            $234,209
            b) Loans payable - investors                              27,500
                                                                 -----------
            Total                                                   $261,709
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

            Estimated future minimum lease payments under this lease as of December 31, 2000 are as follows:

                     Year ending
                     December 31,

                        2001                           $ 24,870
                        2002                             28,825
                        2003                             28,825
                        2004                             28,825
                        2005                             28,825
                        Thereafter                      490,025
                                                        -------
                                                       $630,195
                                                        =======

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

            Platinum Funding Corp. ("Platinum")v. New York Regional Rail, New York Cross Harbor Railroad Terminal Corp. and CH Partners, Inc., Superior Court of New Jersey, Law Division, Bergen County Docket No:BER-L-10413-98 on December 24, 1998. The Company was named in a lawsuit by its former factoring agent for approximately $250,000. The balance resulted from a dispute involving a factoring agreement which the Company entered into in December 1995. The arrearage represents a combination of uncollected accounts receivable, factoring fees and fees charged due to the Company's
            inability  to  meet  certain   predetermined   minimum factoring
            levels. In March 1999, the case was dismissed. In December 1999, the Company entered into an agreement whereby the Company issued 300,000 shares of its common stock into escrow in the name of Platinum. These shares were to be registered and sold on behalf of Platinum until $250,000 was attained from said sale. Any unsold balance of the 300,000 shares would be returned to treasury. If the proceeds of $250,000 were not attained, the Company would issue additional shares to be registered and sold until the total proceeds to Platinum would be $250,000. The Company has been unable to register these shares for sale and they still remain in escrow. Platinum refiled the lawsuit in October 2000. Currently, the Company is negotiating a settlement with Platinum and believes a settlement will be reached. The Company has reflected the liability to Platinum as a current liability in the Company's financial statements. Depending on the terms of the settlement, these shares may be returned to treasury and/or this liability may be changed.

            Chacobra v. New York Regional Rail Corp. - District Court of New Jersey filed February 27, 1998. The Company has been named in a suit involving a former employee. The suit claims the Company failed to make certain payments for services rendered and reimbursement for certain funds advanced. These alleged services and advances were performed prior to the reverse merger. The plaintiff is seeking recovery of approximately $250,000. The Company has recognized a liability of approximately $53,000 . The Company believes this claim is without merit and intends to vigorously defend it. In February of 2000, all parties, without prejudice, dismissed the case.

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

            In December 1999, the Board of Directors established the Company's Series C Preferred Stock, ("Series C"), by authorizing the issuance of up to 500,000 shares. The Series C has an annual dividend of $0.10 per share. Dividends not declared by the Board cumulate and accrue interest at 10% per annum. Upon liquidation or dissolution, each share is entitled to distribution of $1.20 plus unpaid dividends prior to distribution to holders of common. The shares contain a provision whereby the holder has a 300 to 1 voting right per share. The shares are convertible into common at the election of the holder, subsequent to June 1, 2000. Each share of Series C is convertible into 12.82 shares of common stock or 90% of the 5 day average closing bid price of the Company's common stock plus accrued interest. For each share of common stock received on conversion, the holder is entitled to purchase 1.042 shares of the Company's common stock at $0.12 per share.

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

NOTE L -    INCOME TAXES

            The Company has not recorded any provision for federal and state income taxes through December 31, 2000. The actual tax expense for 2000 and 1999 differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to income before income taxes) as follows:

                                                 2000        1999

            Computed "expected" tax benefit    $(346,187)  $(886,000)
            State income tax benefit, net of
             federal income tax benefit          (61,092)   (153,000)
            Change in valuation allowance
             for deferred tax assets allocated
             to income tax expense               353,528    782,000
            Permanent differences                 53,751    239,000
                                                ------------------
                                               $     -     $     -
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

NOTE O -    SEGMENT INFORMATION

            The following information is presented in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

            NYCH operates in the transportation and delivery of rail traffic via barges segment. During 1999 the Company acquired a 51% interest in JST which operates in the regional trucking business of short-haul freight transportation and landfill management segment.

            The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

            The following tables provide summarized information concerning the Company's reportable segments.

                                     Railroad         Trucking

                                    Operations       Operations       Total
                                  ---------------    ------------  ------------

Year ended December 31, 1999

  Operating revenues               $    898,866      $ 4,248,502   $ 5,146,918

  Gross profit                          (29,641)         445,203       415,562

   Segment profit (loss)             (5,423,462)          51,111   (5,372,351)

   Interest income                           40             -              40

   Interest expense                   3,816,530           31,240    3,847,770

   Depreciation and                      183,325         135,000       318,325
   amortization

Year ended December 31, 2000

  Operating revenues               $  1,301,087      $ 7,325,006   $ 8,626,093

  Gross profit                          720,208          292,741     1,012,949

  Segment profit (loss)              (1,873,254)         186,900    (1,686,354)

   Interest income                         -                -             -

   Interest expense                     958,045          165,629     1,123,674

   Depreciation and                      238,693         248,058       486,751
   amortization

            MAJOR CUSTOMER

            Trucking operations sales to Waste Management Inc., represented approximately 13% and 24% of net sales for the year ended December 31, 2000 and 1999, respectively. There was no other customer of the Company whose sales exceeded 10%.


NOTE P - SUBSEQUENT EVENTS

            In March 2001, a former officer was issued 166,665 shares as part of his employment agreement. The Company has accrued $30,000 at December 31, 2000 as compensation expense.

NOTE Q - RESTATEMENT

            The accompanying financial statements have been restated to properly reflect restatements made to the financial statements of 1999 and prior years.Accounts payable and accrued expenses have been adjusted to reflect the additional accruals of expenses associated with a judgment obtained by the Port Authority of New York/New Jersey. An account has been created called Temporary Equity to reflect the 1998 reversal of the issuance of 12,500 shares of an amended Series B Preferred Stock to the Company's former president in exchange for return of his 10,000,000 common shares. Counsel determined that the preferred shares were invailidly issued because of an amendment to the terms of the Series B required shareholder approval, which the Company never obtained. The Company has not returned the 10,000,000 shares and has recorded the redemption value of the common shares as temporary equity and has reversed the charge reflecting the beneficial conversion feature of the amended Series B Preferred stock of $567,000.

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


            The effect of such restatements on the Company's financial statement is as follows:

                                           As                            As
                                        Reported      Adjustments     Restated
                                      ------------------------------------------

Balance Sheet Adjustments
 Additional paid-in capital             9,170,945      2,901,294     12,072,239
 Accumulated deficit                  (12,129,579)    (2,901,294)   (15,030,873)

Statement of Operations
 Adjustments
Year ended December 31, 2000
 Loss from operations                $    789,824   $             $    789,824
 Net loss                                 951,983      734,371        1,650,227
 Net loss per common share basic     $     (0.01)   $             $     (0.01)

Year ended December 31, 1999
 Loss from operations                $  1,641,180   $             $  1,641,180
 Net loss                               3,205,428      2,166,923      5,372,351
 Net loss per common share basic     $     (0.02)  $             $      (0.04)

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of November 2001.

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

Signature                            Title                    Date


 /s/ Darryl Caplan
Darryl Caplan                       Director            November 27, 2001


 /s/ Joel Marcus
Joel Marcus                         Director            November 27, 2001


 /s/ Sabato Catucci
Sabato Catucci                      Director            November 27, 2001



Gordon Kuhn                         Director            November 27, 2001