Form 10QSB/A
period 2001-03-31
NEW YORK REGIONAL RAIL CORP
filed 2001-12-03
CIK 1020173

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

                                      INDEX

Part  I:          Financial Information

Item 1.           Financial Statements (Restated):

Unaudited Consolidated Balance Sheets - as of March 31, 2001 ........3

Unaudited Consolidated Statements of Operations,
Three Months Ended March 31, 2001 and March 31, 2000.................4

Unaudited Consolidated Statement of Cash Flows,
Three Months Ended March 31, 2001 and March 31, 2000.................5

Notes to Consolidated Financial Statements.........................6-8

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.......................................8-11


Part II:  Other Information..........................................11

 Item 1.  Legal Proceedings..........................................11

 Item 2.  Change in Securities.......................................11

 Item 3. Defaults Upon Senior Securities.............................11

 Item 4. Submission of matters to a vote
                    of Security Holders..............................11

 Item 5. Other Information...........................................11

 Item 6. Exhibits and Reports on Form 8-K............................11


Signatures...........................................................12

               NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)

                                   (Restated)

                                     ASSETS

                                                     March 31,
                                                       2001
                                                    -----------
CURRENT ASSETS:
 Cash                                              $    81,430
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $106,461                   361,302
 Other current assets                                   65,000
                                                    -----------
  TOTAL CURRENT ASSETS                                 507,732

PROPERTY AND EQUIPMENT, net                          3,663,243

OTHER ASSETS                                           909,376
                                                    -----------
                                                   $ 5,080,351
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable
  and accrued expenses                             $ 2,403,769
 Notes payable and
  current maturities of long term debt               1,563,049
 Payroll and payroll taxes payable                     948,431
                                                    -----------
         TOTAL CURRENT LIABILITIES                   4,915,249
                                                    -----------

DEFERRED RENT PAYABLE                                  107,718

LONG TERM DEBT, NET OF CURRENT MATURITIES            1,032,286

MINORTY INTEREST                                        23,128

TEMPORARY EQUITY                                     1,512,500

STOCKHOLDERS' DEFICIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 171,426,189 shares             17,143
 Preferred stock series C convertible                  500,000
 Additional paid-in capital                         12,253,088
 Accumulated deficit                               (15,280,761)
                                                    -----------
 TOTAL STOCKHOLDERS' DEFICT                         (2,510,530)
                                                    -----------
                                                   $ 5,080,351
                                                   ============

               The accompanying notes are an integral part of the
                              financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                    Three Months Ended March 31,
                                   ----------------------------------
                                       2001                2000
                                   ----------------------------------
                                     (Unaudited)       (Unaudited)
                                     (Restated)        (Restated)


OPERATING REVENUES                $   1,199,933      $  2,402,104

OPERATING EXPENSES                      995,026         2,147,819
                                    -------------      -----------
GROSS PROFIT                            204,907           254,285

ADMINISTRATIVE EXPENSES                 460,367           269,527
                                    -------------      -----------
LOSS FROM OPERATIONS                   (255,460)          (15,242)

INTEREST EXPENSE                        (56,535)         (761,136)
                                    -------------      -----------
NET LOSS BEFORE
MINORITY INTEREST                      (311,995)         (776,378)

MINORITY INTEREST
IN (INCOME) LOSS OF SUBSIDIARY           62,106           (50,856)
                                    -------------      -----------

NET LOSS                               (249,889)         (827,234)

DEEMED PREFERRED STOCK DIVIDEND          12,500              -
                                    -------------      -----------
LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                     $    (262,389)     $   (827,234)
                                    =============      ===========

LOSS PER  COMMON SHARE
 - BASIC AND DILUTED              $       (0.00)     $      (0.00)
                                    =============      ===========

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES             170,528,750       168,220,300
                                    =============      ===========


               The accompanying notes are an integral part of the
                              financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATE
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                    ----------------------------
                                                      (Unaudited)    (Unaudited)
                                                      (Restated)      (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (249,889)   $(827,234)
                                                         ---------    ---------
Adjustments  to  reconcile
 net loss to net cash  (used  in)  provided  by
 operating activities:
Depreciation and amortization                             110,161       78,550
Non-cash compensation                                     180,950         -
Bad debt expense                                          157,490         -
Warrants and options issued for debt                         -         690,648
Beneficial cinversion feature                                -           5,778
Minority interest in subsidiary earnings                  (62,106)      50,856

Changes in assets and liabilities:
Decrease in accounts receivable                           (79,392)      59,737
(Increase)/decrease in current assets                      26,000       (3,397)
Decrease in other assets                                   80,381         -
Increase/(decrease) in accounts payable                    74,247     (604,625)
Increase/(decrease) in accrued expenses                  (149,251)       7,421
Increase in payroll taxes payable                          42,846      100,574
Increase/(decrease) in deferred rent                        6,218       (1,811)
                                                          ---------    ---------
                                                          387,544      383,731
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                     137,655     (445,503)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                      (75,229)    (72,865)
                                                          ---------    --------
NET CASH USED IN INVESTING ACTIVITIES                      (75,229)    (72,865)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long term debt                                (32,754)   (147,109)
 Proceeds from ong term debt                                  -        202,500
 Proceeds from other current debt- related party              -        320,000
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (32,754)    375,391
                                                          ---------    ---------
NET INCREASE/ (DECREASE) IN CASH                            40,360    (140,977)

CASH - BEGINNING OF PERIOD                                  41,070     202,974
                                                          ---------    ---------
CASH - END OF PERIOD                                     $  81,430   $  61,997
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

The following tables provide summarized information concerning the Company's reportable segments.

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of March 31, 2001
-----------------------
Segment assets                  $ 3,320,982      $ 1,759,369         $5,080,351

Three months ended March 31, 2001
----------------------------------
Operating revenues              $ 321,797       $  878,136           $1,199,933
Gross profit                      152,719           52,188              204,907
Segment profit (loss)            (185,248)         (64,641)            (249,889)
Interest income                      -                -                    -
Interest expense                   35,458           21,077               56,535
Depreciation and amortization      40,236           69,925              110,161

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
Three months ended March 31, 2000
----------------------------------
Operating revenues              $ 310,954       $2,091,150           $2,402,104
Gross profit                       87,982          166,303              254,285
Segment profit (loss)            (880,165)          52,931             (827,234)
Interest income                      -                -                    -
Interest expense                  758,815            2,321              761,136
Depreciation and amortization      44,800           33,750               78,550

MAJOR CUSTOMER

Trucking operations sales to Waste Management Inc., represented approximately 12% of net sales for the three months ended March 31, 2001 and 2000; trucking operations sales to Atlantic Demolition represented approximately 13% for the three months ended March 31, 2000; trucking operations sales to Conatruction and Demolition represented approximately 19% for the three months ended March 31, 2001 and trucking operations sales to Republic Services and Source Marketing represented approximately 10% each of net sales for the three months ended March 31, 2001. There was no other customer of the Company whose sales exceeded 10%.


5.      RESTATEMENT

The accompanying financial statements have been restated to properly reflect restatements made to the financial statements of 2001 and prior years.

The 2000 financial statements have been restated to reflect the issuance of warrants on conversion of notes in March of $673,358, the beneficial conversion feature on $20,000 of notes issued in March 2000 of $5,778 and the reversal of a liability of $53,271.

The 2001 financial statements have been restated to reflect the adjustment for the increase to valuation reserves against certain Company assets.


The effect of such restatements on the Company's quarterly financial statement is as follows:

                                           As                            As
                                        Reported      Adjustments     Restated
                                      ------------------------------------------

Statement of Operations
 Adjustments
Three months ended March 31, 2000
 Loss from operations                $     68,513   $    (53,271)  $     15,242
 Net loss                                 184,079        643,155        827,234
 Net loss per common share basic     $      (0.00)  $       -      $      (0.00)

Three months ended March 31, 2001
 Loss from operations                $    105,271   $    150,189   $    255,460
 Net loss                                 163,077         86,812        249,889
 Net loss per common share basic     $      (0.00)  $       -      $      (0.00)

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

RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the three months ending March 31, 2001 were

                                            Railroad       Trucking

Operating revenues                         $ 322,000       $878,000
Operating expenses                         $ 169,000       $826,000
Gross profit                               $ 153,000       $ 52,000


                  During the three months ended March 31, 2001, the Company had $1,200,000 in revenue compared to $2,402,000 in revenue during the corresponding prior period, a decrease of $ 1,202,000 or 50%. This decrease was due to a decrease in the trucking operations to approximately $878,000 from approximately $2,100,000 for the corresponding period in 2000, due to the loss of the Gloucester Landfill contract, a decrease of 54%.

                  Operating expenses for the three months ended March 31, 2001 were $995,000 compared to $2,148,000 a decrease of $1,153,000 or 54%. This decrease in expense is due to the corresponding decrease in revenues from the loss of the Gloucester Landfill contract.

                  Operating expenses as a percentage of operating revenues were 89% for the three months ended March 31, 2000. In 2001 operating expenses decreased to 83% of operating revenues due to the larger percentage of revenue coming from the railroad, the more profitable segment. Operating expense from rail operations decreased by 24% in 2001 to approximately $169,000 from approximately $223,000 in 2000.

       Administrative expenses increased in the three months ended March 31, 2001, by $190,000. As a percentage of operating revenues, administrative expenses increased to 38% for the three months ended March 31, 2001, from 11% for the three months ended March 31, 2000. The increase of $190,000, comes primarily from a reserve for possible bad debts of approximately $157,000.

      Interest expense was $57,000 for the three months ended March 31, 2001, as compared to $761,000 for the three months ended March 31, 2000. This major reduction was due to the fact that the Company did not have to raise any money during the quarter and therefore did not issue any convertible debt. In the prior period the Company recognized beneficial conversion feature and interest on the issuance of warrants and options on the sale of promissory notes which were convertible into shares of the Company's common stock at prices below prevailing market rates, of $679,000.

      The Company recognized a net loss for the three months ended March 31, 2001 of $250,000 versus a loss for the three months ended March 31, 2000 of $827,000.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital deficit at March 31, 2001 was $4,407,517 compared to a deficiency of $3,849,205 at December 31, 2000. The decrease in working capital was primarily due to the reclass of $517,000 in receivables to long-term assets. The Company recognized a loss from operations for the three months ended March 31, 2001 of $255,460 versus a loss from operations for the three months ended March 31, 2000 of $15,242 with the decrease coming primarily from the reserve against certain assets of $157,000.

As of March 31, 2001 the Company had the following liabilities;

   Accounts payable and accrued expenses        $       2,689,921
   Notes payable and current maturities
    of long-term debt                                   1,353,111
   Payroll taxes payable                                  789,431

                  Accounts payable and accrued liabilities include $442,000 owed for accrued interest on convertible notes, debt and for accrued legal fees. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the exercise of said conversion features.

                  Accounts payable and accrued expenses include a perfected judgement by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $790,000 including interest. The Company is currently negotiating with the PANYNJ for a long-term payout. Management is confident such an agreement will be reached in the near future.

                  Accounts payable and accrued expenses include $135,000 to a former customer for advances and accrued tug boat charges. Management has been negotiating a settlement in exchange for shares of common stock and anticipates a resolution in the near future.

                  Accounts payable and accrued expenses also include approximately $838,000 for accrued real estate taxes. The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000.

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

                  During the three months ended March 31, 2001 the Company's operations provided $137,655 in cash and the Company acquired approximately $76,000 of property and equipment. From the cash generated by operations the Company paid down long-term debt by approximately $33,000.

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

                  The Company has no commitments for capital expenditures over the next twelve months.

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

                  The Company expects that it will be able to meet all its routine working capital needs and operational costs from new business created based on customer demand during the current year. The Company's two largest expenditures in its rail operations are towing and manpower. By utilizing its larger car float the Company has greatly reduced these two expenditures. The third largest expense is per diem car hire. The per diem car hire expenses are the rental charges that the owners of rail cars charge railroads. Rents are charged to the Company after the first day for cars destined for immediate transfer to other railroads, and five days for cars, which are destined, for loading by the local customers of the Company. The largest local customers of the Company's are its cocoa customers. In the past these per diem car hire charges have amounted to 10% of the Company's revenue. The Company has renegotiated the rate for local customers whereas the rents now begin five days after the cars are loaded not received. This change has greatly reduced the fees the Company will be charged.


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

                  None

Item  5. Other Information:

                  None

Item  6. Exhibits and Reports on Form 8-K:

         (a)

                                Index to Exhibits
 Exhibit
   No.    Description

  10.1 Transportation Agreement between Merco Joint Venture, LLC , NYCH Railroad Company dated February 12, 2001.

         (b)      Reports on Form 8-K:

                  None

                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 29,2001             By:/s/ Ronald Bridges
                                          ----------------------------
                                          Ronald Bridges, President

Date: November 29,2001             By:/s/ Joel Marcus
                                          ---------------------------------
                                          Joel Marcus, Chief Financial Officer