Form 10QSB
period 2001-06-30
NEW YORK REGIONAL RAIL CORP
filed 2001-12-03
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



 QUARTERLY REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2001


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

                                Yes [ X ] No [ ]


There were 171,426,189 shares of the Registrant's Common Stock outstanding as of July 30, 2001.

                                      INDEX

Part  I:          Financial Information

Item 1.           Financial Statements:

Unaudited Consolidated Balance Sheet - as of June 30, 2001 ........3

Unaudited Consolidated Statements of Operations,
Three and Six Months Ended June 30, 2001 and June 30, 2000..........4

Unaudited Consolidated Statements of Cash Flows,
Six Months Ended June 30, 2001 and June 30, 2000....................5

Notes to Consolidated Financial Statements.........................6-9

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.......................................10-12


Part II:  Other Information..........................................12

 Item 1.  Legal Proceedings..........................................12

 Item 2.  Change in Securities.......................................12

 Item 3. Defaults Upon Senior Securities.............................12

 Item 4. Submission of matters to a vote
                    of Security Holders..............................12

 Item 5. Other Information...........................................12

 Item 6. Exhibits and Reports on Form 8-K............................12


Signatures...........................................................13

               NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)



                                     ASSETS

                                                     June 30,
                                                       2001
                                                    -----------
CURRENT ASSETS:
 Cash                                              $    98,301
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $106,461                   403,520
 Other current assets                                   65,000
                                                    -----------
  TOTAL CURRENT ASSETS                                 566,821

PROPERTY AND EQUIPMENT, net                          3,500,499

OTHER ASSETS                                           919,495
                                                    -----------
                                                   $ 4,986,815
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable
  and accrued expenses                             $ 2,480,754
 Notes payable and
  current maturities of long term debt               1,558,057
 Payroll and payroll taxes payable                     989,641
                                                    -----------
         TOTAL CURRENT LIABILITIES                   5,028,452
                                                    -----------

DEFERRED RENT PAYABLE                                  113,935

LONG TERM DEBT, NET OF CURRENT MATURITIES            1,017,984

MINORTY INTEREST                                         7,652

TEMPORARY EQUITY                                     1,512,500

STOCKHOLDERS' DEFICIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 171,426,189 shares             17,143
 Preferred stock series C convertible                  500,000
 Additional paid-in capital                         12,253,088
 Accumulated deficit                               (15,463,939)
                                                    -----------
 TOTAL STOCKHOLDERS' DEFICT                         (2,693,708)
                                                    -----------
                                                   $ 4,986,815
                                                   ============

               The accompanying notes are an integral part of the
                              financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                            2001               2000            2001             2000
                                                        --------------     -------------  ---------------    ------------
Operating revenues                                    $     1,167,061    $    2,471,671 $      2,366,994   $   4,873,775

Operating expenses                                            900,728         2,035,973        1,895,754       4,183,792
                                                        --------------     -------------  ---------------    ------------
Gross Profit                                                  266,333           435,698          471,240         689,983

Administrative expenses                                       344,931           492,586          805,298         762,113
                                                        --------------     -------------  ---------------    ------------
Loss from operations                                          (78,598)          (56,888)        (334,058)        (72,130)

Other income (expenses):
Interest expense                                              (55,556)         (132,238)        (112,091)       (887,597)
Beneficial conversion                                            -              (11,556)            -            (17,333)
Loss on disposal of fixed assets                              (64,500)             -             (64,500)           -
                                                        --------------     -------------  ---------------    ------------
                                                             (120,056)         (143,794)        (176,591)       (904,930)
                                                        --------------     -------------  ---------------    ------------
Loss before minority interest                                (198,654)         (200,682)        (510,649)       (977,060)

Minority interest in (income) loss of subsidiary               15,746           (28,943)          77,582         (79,799)
                                                        --------------     -------------  ---------------    ------------

Net loss                                                     (183,178)         (229,625)        (433,067)     (1,056,859)

Deemed preferred stock dividend                                12,500             4,167           25,000           4,167
                                                        --------------     -------------  ---------------    ------------
Net loss to common shareholders                       $      (195,678)   $     (233,792) $      (458,067)  $  (1,061,026)
                                                        ==============     =============  ===============    ============
Loss per share - basic and diluted                    $         (0.00)    $       (0.00) $         (0.00)  $       (0.01)
                                                        ==============     =============  ===============    ============
Weighted common shares                                    171,426,189       168,879,179      170,977,470     165,332,104
                                                        ==============     =============  ===============    ============


               The accompanying notes are an integral part of the
                              financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATE
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                    ----------------------------
                                                         2001           2000
                                                    ----------------------------
                                                      (Unaudited)    (Unaudited)
                                                                     (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (433,066) $(1,056,859)
                                                         ---------    ---------
Adjustments  to  reconcile
 net loss to net cash  (used  in)  provided  by
 operating activities:
Depreciation and amortization                             274,122      229,131
Non-cash compensation                                     180,950         -
Bad debt expense                                          236,384         -
Loss on disposal of fixed assets                           64,500         -
Warrants and options issued for debt                         -         751,620
Beneficial cinversion feature                                -          17,333
Minority interest in subsidiary earnings                  (77,582)      79,799

Changes in assets and liabilities:
Decrease in accounts receivable                          (200,504)     (29,358)
(Increase)/decrease in current assets                      26,000       45,500
Decrease in other assets                                   55,299        5,400
Increase/(decrease) in accounts payable                   113,343     (522,437)
Increase/(decrease) in accrued expenses                  (111,362)    (293,365)
Increase in payroll taxes payable                          84,056      254,750
Increase/(decrease) in deferred rent                       12,435         -
                                                          ---------    ---------
                                                          657,641      538,373
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                     224,575     (518,486)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                     (115,296)   (113,273)
                                                          ---------    --------
NET CASH USED IN INVESTING ACTIVITIES                     (115,296)   (113,273)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long term debt                                (52,048)   (147,109)
 Proceeds from long term debt                                 -        202,500
 Proceeds from other current debt- related party              -        320,000
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (52,048)    375,391
                                                          ---------    ---------
NET INCREASE/ (DECREASE) IN CASH                            57,231    (256,368)

CASH - BEGINNING OF PERIOD                                  41,070     202,974
                                                          ---------    ---------
CASH - END OF PERIOD                                     $  98,301   $  53,394
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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001 are included.

     The results of operations for the six - month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


3.       LEGAL MATTERS AND OTHER CONTINGENCIES

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

The following tables provide summarized information concerning the Company's reportable segments.

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of June 30, 2001
-----------------------
Segment assets                  $ 3,283,424      $ 1,703,391         $4,986,815

Three months ended June 30, 2001
----------------------------------
Operating revenues              $ 363,250       $  803,811           $1,167,061
Gross profit                      197,354           68,979              266,333
Segment profit (loss)            (167,071)         (16,107)            (183,178)
Interest income                      -                -                    -
Interest expense                   35,458           21,077               56,535
Depreciation and amortization      40,236           69,925              110,161

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
Three months ended June 30, 2000
----------------------------------
Operating revenues            $   196,810       $2,274,861          $ 2,471,671
Gross profit                      129,894          305,804              435,698
Segment profit (loss)            (269,271)          39,646             (229,625)
Interest income                      -                -                    -
Interest expense                  121,982           10,256              132,238
Depreciation and amortization      37,283           20,000               57,283


Six months ended June 30, 2001
----------------------------------
Operating revenues             $  685,047       $1,681,947           $2,366,994
Gross profit                      350,073          121,167              471,240
Segment profit (loss)            (352,319)         (80,748)            (433,067)
Interest income                      -                -                    -
Interest expense                   71,085           41,006              112,091
Depreciation and amortization     134,272          139,850              274,122

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
Six months ended June 30, 2000
----------------------------------
Operating revenues            $   321,894       $4,549,721          $ 4,873,775
Gross profit                      213,058          476,925              689,983
Segment profit (loss)          (1,175,735)         118,876           (1,056,859)
Interest income                      -                -                    -
Interest expense                  877,485           10,112              887,597
Depreciation and amortization      74,560           40,000              114,560

MAJOR CUSTOMER

Trucking operations sales to Waste Management Inc., represented approximately 12% of net sales for the six months ended June 30, 2001 and 2000; trucking operations sales to Atlantic Demolition represented approximately 13% for the six months ended June 30, 2000; trucking operations sales to Construction and Demolition represented approximately 25% for the six months ended June 30, 2001 and trucking operations sales to Republic Services represented approximately 12% of net sales for the six months ended June 30, 2001. There was no other customer of the Company whose sales exceeded 10%.

5.      RESTATEMENT

The accompanying financial statements have been restated to properly reflect restatements made to the financial statements of 2000.

The 2000 financial statements have been restated to reflect the issuance of warrants on conversion of notes in March of $673,358 and May of $43,680, the beneficial conversion feature on $20,000 of notes issued in March 2000 of $5,778 and $40,000 of notes issued in April 2000 of $11,556 and the reversal of a liability of $53,271.

The effect of such restatements on the Company's quarterly financial statement is as follows:

                                           As                            As
                                        Reported      Adjustments     Restated
                                      ------------------------------------------

Statement of Operations
 Adjustments

Three months ended June 30, 2000
 Loss from operations                $     56,888   $       -      $     56,888
 Net loss                                 157,098         72,527        229,625
 Net loss per common share basic     $      (0.00)  $       -      $      (0.00)

Six months ended June 30, 2000
 Loss from operations                $    125,401   $    (53,271)  $     72,130
 Net loss                                 341,177        715,682      1,056,859
 Net loss per common share basic     $      (0.00)  $       -      $      (0.01)

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

RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the six months ended June 30, 2001 were

                                            Railroad       Trucking

Operating revenues                         $ 685,000       $1,682,000
Operating expenses                         $ 335,000       $1,561,000
Gross profit                               $ 350,000       $  121,000


                  During the six months ended June 30, 2001, the Company had $2,366,994 in revenue compared to $4,873,775 in revenue during the corresponding prior period, a decrease of $ 2,506,781 or 51.4%. This decrease was due to a decrease in the trucking operations to approximately $1,682,000 from approximately $4,550,000 for the corresponding period in 2000, due to the loss of the Gloucester Landfill contract, a decrease of 63%.

                  Operating expenses for the six months ended June 30, 2001 were $1,895,754 compared to $4,183,792 a decrease of $2,288,038 or 54.7%. This decrease in expense is due to the corresponding decrease in revenues from the loss of the Gloucester Landfill contract.

                  Operating expenses as a percentage of operating revenues were 85.8% for the six months ended June 30, 2000. In 2001 operating expenses decreased to 80.1% of operating revenues due to the larger percentage of revenue coming from the railroad, the more profitable segment. Operating expense from rail operations increased by 207% in 2001 to approximately $335,000 from approximately $109,000 in 2000.

       Administrative expenses increased in the six months ended June 30, 2001, by $43,000. As a percentage of operating revenues, administrative expenses increased to 34% for the six months ended June 30, 2001, from 15.6% for the six months ended June 30, 2000. The increase of $43,000, comes primarily from a reserve for possible bad debts of approximately $236,000 and non-cash compensation of approximately $181,000 offset by a decrease in payroll and other payroll related expenses.

      Interest expense was $112,000 for the six months ended June 30, 2001, as compared to $888,000 for the six months ended June 30, 2000. This major reduction was due to the fact that the Company did not have to raise any money during the quarter and therefore did not issue any convertible debt. In the prior period the Company recognized beneficial conversion feature and interest on the issuance of warrants and options on the sale of promissory notes which were convertible into shares of the Company's common stock at prices below prevailing market rates, of $769,000.

      The Company recognized a net loss for the six months ended June 30, 2001 of $433,000 versus a loss for the six months ended June 30, 2000 of $1,057,000.

LIQUIDITY AND CAPITAL RESOURCES

                   The Company's working capital deficit at June 30, 2001 was $4,461,631 compared to a deficiency of $3,849,205 at December 31, 2000. The decrease in working capital was primarily due to the reclass of $517,000 in receivables to long-term assets. The Company recognized a loss from operations for the six months ended June 30, 2001 of $334,058 versus a loss from operations for the six months ended June 30, 2000 of $72,130 with the decrease coming primarily from the reserve against certain assets of $236,000.

As of March 31, 2001 the Company had the following liabilities;

   Accounts payable and accrued expenses        $       2,480,754
   Notes payable and current maturities
    of long-term debt                                   1,558,057
   Payroll taxes payable                                  989,641

                  Accounts payable and accrued liabilities include $332,000 owed for accrued interest on convertible notes, debt and for accrued legal fees. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the exercise of said conversion features.

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

                  Accounts payable and accrued expenses also include approximately $860,000 for accrued real estate taxes. The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000.

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

                  During the six months ended June 30, 2001 the Company's operations provided $224,575 in cash and the Company acquired approximately $115,000 of property and equipment. From the cash generated by operations the Company paid down long-term debt by approximately $52,000.

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

                  None

Item  5. Other Information:

                  None

Item  6. Exhibits and Reports on Form 8-K:

         (a)

                                Index to Exhibits
 Exhibit
   No.    Description

  10.2 Truck Transportation Agreement between Unified Services group and NYCH Railroad Company dated June 15, 2001.

         (b)      Reports on Form 8-K:

                  8-K/A filed June 26, 2001 with date of report of November 22, 2000.

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