Form 10QSB
period 2001-09-30
NEW YORK REGIONAL RAIL CORP
filed 2001-12-11
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



 QUARTERLY REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001


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

                                                  Yes [ X ] No [ ]


There were 171,426,189 shares of the Registrant's Common Stock outstanding as of September 30, 2001

                                      INDEX

Part  I: Financial Information

Item 1.  Financial Statements:

 Unaudited Consolidated Balance Sheet - as of September 30, 2001               2

 Unaudited Consolidated Statements of Operations, Nine Months Ended September 30, 2001 and 2000 and the three months
 ending September 30, 2001 and 2000                                            3

 Unaudited Consolidated Statement of Cash Flows, Nine Months Ended
 September 30, 2001 2000                                                       4

 Notes to Consolidated Financial Statements                                  5-8

Item 2.
 Management's Discussion and Analysis or
 Plan of Operations                                                         9-11

Part II:
 Other Information                                                            11

Item 1.  Legal Proceedings                                                 11-12

Item  2. Change in Securities                                                 12

Item  3. Defaults Upon Senior Securities                                      12

Item  4. Submission of matters to a vote of Security Holders                  12

Item  5. Other Information                                                    12

Item  6. Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

                    NEW YORK RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $91,463                        $            439,933
 Note receivable                                                         28,000
 Other current assets                                                    23,443
                                                             -------------------
TOTAL CURRENT ASSETS                                                    491,376

PROPERTY AND EQUIPMENT, net                                           3,390,889

OTHER ASSETS                                                            927,369
                                                             -------------------
                                                           $          4,809,634
                                                             ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Cash overdraft                                            $             41,350
 Accounts payable and accrued expenses                                2,427,822
 Notes payable and current maturities of long term debt               1,558,106
 Payroll and payroll taxes payable                                    1,022,737
                                                             -------------------
 TOTAL CURRENT LIABILITIES                                            5,050,015
                                                             -------------------

DEFERRED RENT PAYABLE                                                   120,153

LONG TERM DEBT, NET OF CURRENT MATURITIES                               973,412

TEMPORARY EQUITY                                                      1,512,500

STOCKHOLDERS' DEFICIIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 171,426,189 shares                              17,143
 Preferred stock series C convertible                                   500,000
 Additional paid-in capital                                          12,253,088
 Accumulated deficit                                                (15,616,677)
                                                             -------------------
  TOTAL STOCKHOLDERS' DEFICIT                                        (2,846,446)
                                                             -------------------
                                                           $          4,809,634
                                                             ===================












                 The accompanying notes are an integral part of
                           the financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                       Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------- ---------------------------------
                               2001            2000           2001            2000
                      --------------------------------- ---------------------------------
                           (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
                                                                            (Restated)

OPERATING REVENUES        $    822,169   $   1,907,424  $   3,189,163   $   6,781,199

OPERATING EXPENSES             683,113       1,617,485      2,578,867       5,801,277
                         -------------    ------------- -------------    ------------

INCOME FROM OPERATIONS         139,056         289,939        610,296         979,922

ADMINISTRATIVE EXPENSES        312,643         182,760      1,117,941         944,873
                         -------------    ------------- -------------    ------------
INCOME (LOSS) FROM
 OPERATIONS                   (173,587)        107,179       (507,645)         35,049

Other income (expenses):
INTEREST EXPENSE               (55,908)        (65,936)      (167,999)       (952,993)
OTHER INCOME                    54,300            -            54,300            -
BENEFICIAL CONVERSION             -               -              -            (17,333)
(LOSS) GAIN ON DISPOSAL OF
  FIXED ASSETS                  14,805            -           (46,695)           -
                         -------------    ------------- -------------    ------------
                                13,197         (65,936)      (163,394)       (970,326)
                         -------------    ------------- -------------    ------------
INCOME (LOSS) BEFORE
 MINORITY INTEREST            (160,390)         41,783       (671,039)       (935,277)

MINORITY INTEREST IN
 INCOME (LOSS) OF
 SUBSIDIARY                     (7,652)         66,190        (85,234)        145,989
                         --------------   ------------- -------------    -------------

NET INCOME (LOSS)             (152,738)        (24,407)      (585,805)     (1,081,266)

Deemed preferred stock
 dividend                       12,500          12,500         37,500          29,167
                         --------------   ------------- -------------    -------------
Net loss to common
 shareholders             $   (165,238)  $     (36,907) $    (630,806)  $  (1,110,433)
                         ==============   ============= =============    =============

INCOME (LOSS) PER COMMON
SHARE-BASIC AND DILUTED   $       0.00   $       (0.00) $      (0.00)   $       (0.01)
                         ==============   ============= =============    =============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES           171,426,189     161,500,000   171,127,043      161,500,000
                         ==============   ============= =============    =============




               The accompanying notes are an integral part of the
                             financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                    2001                 2000
                                                --------------------------------
                                                 (Unaudited)         (Unaudited)
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $   (585,805)        $ (1,081,266)
                                                ------------        ------------
 Adjustments to reconcile
  net loss to net cash (used in) provided  by
  operating activities:
   Depreciation and amortization                   415,458              336,665
   Non-cash compensation                           180,950                 -
   Bad debt expense                                315,278                 -
   Loss on disposal of fixed assets                 49,695                 -
   Minority interest in subsidiary                 (85,234)             145,989
   Warrants and options issued for debt               -                 717,038
   Beneficial conversion feature                      -                  17,333
   Common stock issued for services                   -                 143,480

Changes in assets and liabilities:
 (Increase) in accounts receivable                (315,810)            (189,451)
 (Increase)/decrease in prepaid expenses            67,557              (12,727)
 (Increase) decrease in other assets                30,325              154,387
 Increase (decrease) in accounts payable          (111,478)            (728,820)
 Increase (decrease) in accrued expenses            50,527                 -
 Inrease (decrease) in payroll taxes payable       117,152               35,083
 Increase in deferred rent                          18,653                2,750
                                             ---------------        ------------
                                                   733,073             (621,727)
                                             ---------------        ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                              147,268             (459,539)
                                             ---------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash overdraft                                     41,350                 -
 Capital expenditures                             (120,617)            (359,603)
                                              ---------------        -----------
NET CASH USED IN INVESTING ACTIVITIES              (79,267)            (359,603)
                                             ---------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                          -                 522,500
 Payment of long term debt                        (109,071)              (1,308)
 Receipts from convertible
  notes - other                                       -                 170,000
                                              ---------------        -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             (109,071)             703,423
                                             ---------------        ------------

NET INCREASE/ (DECREASE) IN CASH                   (41,070)            (115,719)

CASH - BEGINNING OF PERIOD                          41,070              202,974
                                             ---------------        ------------

CASH - END OF PERIOD                          $       -            $     87,255
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations and cash flows for the nine-month period ending September 30, 2001 and 2000 have been included.

The results of operations for the nine - month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


2.       CAPITAL STOCK
                                                      Number of Shares
                                                         Issued and
                                      Authorized        Outstanding       Amount

         Preferred  C                     500,000           500,000      500,000

         Common $.0001 par value      200,000,000       171,426,189       17,143


a.       Changes in Securities:

                None.

3.       LEGAL MATTERS AND OTHER COMMITMENTS AND CONTINGENCIES


LEGAL

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

The company is currently reviewing certain transactions by former management.

4.   Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of September 30, 2001
-----------------------
Segment assets                  $ 3,133,123      $ 1,676,511         $4,809,634

Nine months ended September 30, 2001
-------------------------------------
Operating revenues              $   929,628      $ 2,259,535         $3,189,163
Gross profit                        466,438          143,858            610,296
Segment loss                        430,121          155,684            585,805
Interest income                        -                -                  -
Interest expense                    106,402           61,597            167,999
Depreciation and amortization       205,683          209,775            415,458


                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
Nine months ended September 30, 2000
-------------------------------------
Operating revenues              $   965,683      $ 5,815,516         $6,781,199
Gross profit                        639,176          340,746            979,922
Segment profit (loss)            (1,233,215)         151,949         (1,081,266)
Interest income                        -                -                  -
Interest expense                    922,493           30,500            952,993
Depreciation and amortization       150,621          186,044            336,665



 MAJOR CUSTOMER

Trucking operations sales to Waste Management Inc., represented approximately 12% of net sales for the nine months ended September 30, 2001 and 13% for the nine months ended September 30 2000; trucking operations sales to Atlantic Demolition represented approximately 13% for the nine months ended September 30, 2000; trucking operations sales to Construction and Demolition represented approximately 22% for the nine months ended September 30, 2001 and trucking operations sales to Republic Services represented approximately 12% of net sales for the nine months ended September 30, 2001. There was no other customer of the Company whose sales exceeded 10%.


5.      CONTINGENCIES

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


7. SUBSEQUENT EVENT

NEW YORK CITY ECONOMIC DEVELOPMENT CORPORATION - ADVERSE ABANDONMENT - NEW YORK CROSS HARBOR RAILROAD, INC. By petition filed with the SURFACE TRANSPORTATION BOARD-STB Docket No. AB-596, on November 2, 2001. New York City Economic Development Corporation (NYCEDC), acting on behalf of the City of New York, NY
(City), an "adverse" abandonment to remove NYCH, the Company's rail operations, in Brooklyn, NY. The Company intends to vigorously defend this action.

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

RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the nine months ended September 30, 2001 were

                                            Railroad       Trucking

Operating revenues                         $ 929,628       $2,259,535
Operating expenses                         $ 463,190       $2,115,677
Gross profit                               $ 466,438       $  143,858


                  During the nine months ended September 30, 2001,the Company had $3,189,163 in revenue compared to $6,781,199 in revenue during the corresponding prior period, a decrease of $ 3,592,036 or 53%. This decrease was due to a decrease in the trucking operations to $2,259,535 from $5,815,516 for the corresponding period in 2000, due to the loss of the Gloucester Landfill contract, a decrease of 61.2%.

                  Operating expenses for the nine months ended September 30,2001 were $2,578,867 compared to $5,801,277 a decrease of $3,222,410 or 55.6%. This decrease in expense is due to the corresponding decrease in revenues from the loss of the Gloucester Landfill contract.

                  Operating expenses as a percentage of operating revenues were 85.6% for the nine months ended September 30, 2000. In 2001 operating expenses decreased to 80.1% of operating revenues due to the larger percentage of revenue coming from the railroad, the more profitable segment. Operating expense from rail operations increased slightly in 2001 to approximately $463,000 from approximately $462,000 in 2000.

       Administrative expenses increased in the nine months ended September 30, 2001, by $173,068. As a percentage of operating revenues, administrative expenses increased to 35.1% for the nine months ended September 30, 2001, from 13.9% for the nine months ended September 30, 2000. The increase of $173,068, comes primarily from a reserve for possible bad debts of approximately $315,000 and non-cash compensation of approximately $181,000 offset by a decrease in payroll and other payroll related expenses and the costs associated with repairs and maintenance because of the previous replacement of older equipment with newer equipment.

      Interest expense was $168,000 for the nine months ended September 30, 2001, as compared to $953,000 for the nine months ended September 30, 2000. This major reduction was due to the fact that the Company did not have to raise any money during the quarter and therefore did not issue any convertible debt. In the prior period the Company recognized beneficial conversion feature and interest on the issuance of warrants and options on the sale of promissory notes which were convertible into shares of the Company's common stock at prices below prevailing market rates, of $769,000.

      The Company recognized a net loss for the nine months ended September 30, 2001 of $586,000 versus a loss for the nine months ended September 30, 2000 of $1,081,000.

LIQUIDITY AND CAPITAL RESOURCES

               The Company's working capital deficit at September 30, 2001 was $4,558,639 compared to a deficiency of $3,849,205 at December 31, 2000. The decrease in working capital was primarily due to the reclass of $517,000 in receivables to long-term assets. The Company recognized a loss from operations for the nine months ended September 30, 2001 of $507,645 versus a gain from operations for the nine months ended September 30, 2000 of $35,049 with the decrease primarily arising from the reserve against certain assets of $315,000 and non-cash compesation of $181,000.

As of September 30, 2001 the Company had the following liabilities;

   Accounts payable and accrued expenses        $       2,427,822
   Notes payable and current maturities
    of long-term debt                                   1,558,106
   Payroll taxes payable                                1,022,737

                  Accounts payable and accrued liabilities include $355,000 owed for accrued interest on convertible notes, debt and for accrued legal fees. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the exercise of said conversion features.

                  Accounts payable and accrued expenses include a perfected judgement by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $800,000 including interest. The Company is currently negotiating with the PANYNJ for a long-term payout. Management is confident such an agreement will be reached in the near future.

                  Accounts payable and accrued expenses include $135,000 to a former customer for advances and accrued tug boat charges. Management has been negotiating a settlement in exchange for shares of common stock and anticipates a resolution in the near future.

                  Accounts payable and accrued expenses also include approximately $882,000 for accrued real estate taxes. The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000.

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

                  During the nine months ended September 30, 2001 the Company's operations provided $147,268 in cash, the Company acquired approximately $121,000 of property and equipment and the Company paid down long-term debt by approximately $109,000.

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

NEW YORK CITY ECONOMIC DEVELOPMENT CORPORATION - ADVERSE ABANDONMENT - NEW YORK CROSS HARBOR RAILROAD, INC. By petition filed with the SURFACE TRANSPORTATION BOARD-STB Docket No. AB-596, on November 2, 2001. New York City Economic Development Corporation (NYCEDC), acting on behalf of the City of New York, NY
(City), an "adverse" abandonment to remove NYCH, the Company's rail operations, from the Brooklyn, NY rail facility. The Company intends to vigorously defend this proceeding.

The company is currently reviewing certain transactions by former management.

Item  2. Changes in Securities:

         None

Item  3. Defaults Upon Senior Securities:

         None

Item  4. Submission of Matters to a Vote of Security Holders:

         None

Item  5. Other Information:

         None

Item  6. Exhibits and Reports on Form 8K:


(a)      None


(b)      Reports on Form 8K:

                  None

                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 10, 2001                 /s/RONALD W. BRIDGES

                                         RONALD W. BRIDGES, PRESIDENT & CEO

Date:  December 10, 2001
                                         /s/JOEL MARCUS

                                         JOEL MARCUS, CHIEF FINANCIAL OFFICER