Form 10KSB/A
period 2000-12-30
NEW YORK REGIONAL RAIL CORP
filed 2001-12-31
CIK 1020173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A-2
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Trucking Operations

      In April 1999 the Company, in an arm's length transaction, acquired 51% of the common stock of J.S. Transportation, Inc. ("JST") in exchange for 6,000,000 shares of the Company's common stock. A total of 5,000,000 shares were issued to the shareholders of JST in return for 51% of the common stock of JST and an additional 1,000,000 shares were provided to JST to be used for the repayment of liabilities of JST. As of March 15, 2001, 160,000 of these shares had been used to satisfy JST liabilities of $175,300 to non-affiliates of the Company.Once the parties determine that the liabilities no longer exist or upon acquisition of the remaining 49% of JST, any remaining shares will be returned to treasury. There is no time limit on the events of return.

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

         Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index no. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that they were not paid by Crawford. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in the subsidiary (NYCH)and unspecified monetary damages to be determined by the court. The Company has not conducted an extensive review of the allegations in the complaint.

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

The Company's Board of Directors is reviewing certain transactions by former management. The Company does not anticipate that there will be any adverse material effects on it, as a result of its review.


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

The following table shows: (A) the amount of note principal and accrued interest converted into shares of the Company's common stock prior to March 15, 2001, (B) the amount of shares of common stock issued upon the conversion of the notes per, column "A" of the table (C) the balance of principal on convertible notes held by former and present officers and directors of the Company and by those shareholders who are the beneficial owners of more than 5% of the Company's common stock as of March 15, 2001, and (D) the approximate number of shares of the Company's common stock, which could be issued upon the conversion of the outstanding notes in Column "C" of the table, and (E) the approximate number of shares of the Company's common stock, which could be issued upon the exercise of all warrants held or those warrants which would be issued upon conversion of all the outstanding notes listed in column "C". The table uses the market price of the Company's common stock of $0.15 per share for purposes of computing the shares issuable upon the conversion of the notes, as well as the shares issuable upon the exercise of warrants issued upon the conversion of the notes.



                               Shares of        Balance of
                   Amount     Common Stock     Principle on        Shares of Common
                  Of Notes    Issued upon      Convertible      Stock Issuable upon:
                 Converted   Conversion of      Notes Held     ------------------------
                 Prior to     Notes prior         As of        Conversion   Exercise of
                  3/15/01     to 3/15/01         3/15/01        of Notes      Warrants
Name                (A)           (B)              (C)             (D)          (E)
-----             ---------    ---------      -------------   -------------   ----------
Robert Crawford       --           --            $ 40,000         635,342         --
Arline Crawford   $ 25,000       333,333         $183,028       2,994,346         --
Citrus Springs
 Trust                --           --            $ 75,400         507,917         --
John Marsala      $ 99,346     1,203,590         $ 18,877         259,604       937,483
Steven Hirsch     $777,318     8,123,151(1)      $150,000       1,235,519     6,304,873


(1) Includes 62,500 shares issued upon the exercise of warrants prior to 3/15/01.



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

The  Company   could  not  meet  its   obligations   with   respect  to  various
representations made by it regarding payment or the availability of a sufficient number of authorized but unissued shares to timely meet convertible debenture conversions and avoid Company default (regarding notes issued in 1998 through 1999). The holders of the notes about to default were offered the right to convert to preferred C. The holders elected to convert to common so that they could receive trading stock. Mr. Marsala agreed to convert his notes to Preferred and extended his date of conversion. By exchanging such debt into Preferred C Mr. Marsala lost his ability to convert into common which at that point would have entitled him to utilize Rule 144 every three months to sell such restrictive shares (as free trading) subject to volume limitation imposed by Rule 144. In exchange for losing such valuable right Mr. Marsala was given additional voting rights.

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
                              ==========      ===========       ============

RESULTS OF OPERATIONS


         The Company has incurred substantial losses since it was formed. The Company expects to continue to incur losses until such time, if ever, as it earns net income. Management has taken many steps to improve profitability and increase revenues. Such steps include the acquisition of JST, which has increased gross profit. In addition the Company has reduced outstanding liabilities substantially which has in turn reduced interest expense. Between January 1998 and February 2000, the Company reduced administrative expenses by the reduction of over nine full-time employees from its workforce and has reduced operating costs through better utilization of manpower, equipment and other expense reductions. Since February 2000, the Company has continued to reduce operating costs through the better utilization of its manpower, its use of part-time employees, use of part-time outside labor and the use of more modern fleets, which reduced maintenance and downtime, in both its trucking and rail operations.

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

       In February 2000, the Company purchased a 100% interest in OSK Capital I Corp. ("OSK") in exchange for 480,000 shares of common stock and $18,000 in cash. In February, 2000, the Company had been designated with an "E" after its trading symbol and had thirty days to comply with new listing requirements or it would be delisted. By virtue of the acquisition of OSK, the "E" was removed and the Company did not become delisted until April 20, 2001. The Company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The $205,200 excess of purchase price over net assets acquired was recorded as goodwill. Goodwill is being amortized over four years. No pro forma financial information is presented as the operations of OSK were immaterial.


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

                  The Company's dramatic improvement in operating income was due to increased revenues and expense with corresponding reductions of expenses at both JST and NYCH. Management anticipates continued growth and increased profitability in both its rail/barge and trucking operations. The acquisition of JST was a significant contributor to the overall profits from operations. Management intends on acquiring the remaining 49% of the outstanding shares of JST. The terms of the acquisition are still under negotiation. Management anticipates completion of this transaction in the future.

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

                  Accounts payable and accrued expenses include a perfected judgement by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $772,000 including interest. The Company is currently negotiating with the PANYNJ for a longterm payout. Management is confident such an agreement will be reached in the future.

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

                  Accounts payable and accrued expenses include $135,000 to a former customer for advances and accrued tug boat charges. Management has been negotiating a settlement in exchange for shares of common stock and anticipates a resolution in the future.

                   Accounts payable and accrued expenses include $200,000 in accrued rent. In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property subject to the terms of the 1993 lease agreement. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $200,000. Both parties are currently in negotiations.

                  Accounts payable and accrued expenses also include approximately $815,000 for accrued real estate taxes. The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $458,700 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of March 15, 2001 this dispute has not yet been settled. The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of approximately $356,000 for these real estate taxes. The Company is working to resolve this dispute. (See Note J of the 1999 Financial Statements for additional information in regards to this matter.)

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

Item 13.  Exhibits and Reports on Form 8K

(a) Exhibits
                               Index to Exhibits

Exhibit
  No.   Description

10.1 Employment Agreement between NYRR and Tad Mahoney dated April 1, 2000. (Incorporated by reference to Exhibit 10.1 of the Registrant's quarterly report on Form 10-QSB, Registration No.028583 filed
          November 26, 2001).

10.2 Employment Agreement between Wayne A. Eastman, Jr. and New York Cross Harbor Railroad Terminal Corporation, NYRR and CH Propriety dated September 18, 2000. (Incorporated by reference to Exhibit
          10.2 of the Registrant's quarterly report on Form 10-QSB, Registration No.028583 filed November 26, 2001).


10.3 Handling Line Agreement between Norfolk Southern Corporation and New York Cross Harbor Railroad Terminal Corporation dated April 19,2000, (Incorporated by reference to Exhibit 10.3 of the Registrant's quarterly report on Form 10-QSB, Registration No.028583 filed November 26, 2001).

10.4      Promissory note dated May 25,1999(Incorporated by reference to Exhibit
          10.16 of the Registrant's Amended Registration Statement on Form 10-SB Registration No.028583, dated November 20, 2001; schedule incorporated by reference to Exhibit 10.4 of the Registrant's quarterly report on Form 10-QSB, Registration No.028583 filed November 26, 2001).

10.5      Promissory note dated December 6, 1999 (Incorporated by reference to
          Exhibit 10.21 of the Registrant's Amended Registration Statement on Form 10-SB, Registration No.028583, dated November 20, 2000; schedule incorporated by reference to Exhibit 10.5 of the Registrant's quarterly report on Form 10-QSB, Registration No.028583 filed November 26, 2001).

10.6      Form of Subscription Agreement (Incorporated by reference to Exhibit
          10.27 of the Registrant's Amended Registration Statement on Form 10-SB Registration No.028583, filed November 20, 2001).

10.7      Promissory note dated June 1, 2000 (Incorporated by reference to
          Exhibit 10.7 of the Registrant's quarterly report on Form 10-QSB Registration No.028583 filed November 26, 2001).

10.8      Promissory note dated October 11, 2000. (Incorporated by reference to
          Exhibit 10.8 of the Registrant's Amended Annual Report on
          Form 10-KSB, Registration No.028583, filed November 28, 2001)

10.9 Milton Grove Landfill Agreement between JS Transportation and Eagle Land Management dated September 28, 2000. (Incorporated by reference to Exhibit 10.9 of the Registrant's Amended Annual Report on Form 10-KSB, Registration No.028583, filed November 28, 2001)

(b)      Reports on Form 8K

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

            The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement the Company has recorded a liability on its books of approximately $356,000 for these real estate taxes. The Company is working to resolve this dispute.

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
 Net loss per common share basic     $     (0.02)  $             $      (0.04)

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of December 2001.

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

Signature                            Title                    Date


 /s/ Darryl Caplan
Darryl Caplan                       Director            December 28, 2001


 /s/ Joel Marcus
Joel Marcus                         Director            December 28, 2001


 /s/ Sabato Catucci
Sabato Catucci                      Director            December 28, 2001


/s/ Gordon Kuhn
Gordon Kuhn                         Director            December 28, 2001