Form 10QSB/A
period 2001-06-30
NEW YORK REGIONAL RAIL CORP
filed 2001-12-31
CIK 1020173

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

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.......................................10-13


Part II:  Other Information..........................................14

 Item 1.  Legal Proceedings..........................................14

 Item 2.  Change in Securities.......................................14

 Item 3. Defaults Upon Senior Securities.............................14

 Item 4. Submission of matters to a vote
                    of Security Holders..............................14

 Item 5. Other Information...........................................14

 Item 6. Exhibits and Reports on Form 8-K............................14


Signatures...........................................................15

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

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATE
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                    ----------------------------
                                                         2001           2000
                                                    ----------------------------
                                                      (Unaudited)    (Unaudited)
                                                                     (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (433,066) $(1,056,859)
                                                         ---------    ---------
Adjustments  to  reconcile
 net loss to net cash  (used  in)  provided  by
 operating activities:
Depreciation and amortization                             274,122      229,131
Non-cash compensation                                     180,950         -
Bad debt expense                                          236,384         -
Warrants and options issued for debt                         -         751,620
Beneficial conversion feature                                -          17,333
Minority interest in subsidiary earnings                  (77,582)      79,799

Changes in assets and liabilities:
Decrease in accounts receivable                          (200,504)     (29,358)
(Increase)/decrease in current assets                      26,000       45,500
Decrease in other assets                                   55,299        5,400
Increase/(decrease) in accounts payable                   113,343     (522,437)
Increase/(decrease) in accrued expenses                  (111,362)    (293,365)
Increase in payroll taxes payable                          84,056      254,750
Increase/(decrease) in deferred rent                       12,435         -
                                                          ---------    ---------
                                                          593,141      538,373
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                     160,075     (518,486)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Loss on disposal of fixed assets                           64,500         -
 Capital expenditures                                     (115,296)   (113,273)
                                                          ---------    --------
NET CASH USED IN INVESTING ACTIVITIES                     ( 50,796)   (113,273)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long term debt                                (52,048)   (147,109)
 Proceeds from long term debt                                 -        202,500
 Proceeds from other current debt- related party              -        320,000
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (52,048)    375,391
                                                          ---------    ---------
NET INCREASE/ (DECREASE) IN CASH                            57,231    (256,368)

CASH - BEGINNING OF PERIOD                                  41,070     202,974
                                                          ---------    ---------
CASH - END OF PERIOD                                     $  98,301   $  53,394
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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a material effect on the Company's financial position or operations.

Loss on Disposal of Fixed Assets

During the six months ended June 30, 2001 the Company's incurred a "loss on disposal of fixed assets" in the amount of $64,500.
In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for the previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the quarter for $19,500, resulting in a loss totaling $64,500 during the year.

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

The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property which is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Preliminary negotiations are underway between the Company's representatives, the New York City Real Estate Tax Assessor, and the Corporation Counsel's office. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $473,700, representing the tax due on the Bush Terminal property, the only parcel currently used in the rail operations. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount.

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of approximately $386,300 for these real estate taxes. The Company is working to resolve this dispute.

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

The Company's Board of Directors is reviewing transactions by former Management. The Company does not anticipate that there will be any adverse material effects on it, as a result of its review.

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

      During the six months ended June 30, 2001 the Company's incurred a "loss on disposal of fixed assets" in the amount of $64,500. In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for the previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the quarter for $19,500, resulting in a loss totaling $64,500 during the year.

      The Gloucester contract terminated on December 31, 2000 as per the agreement. The contract was not renewed because Gloucester, which was selling excess capacity to out-of-county waste suppliers - ran out of spare space and was unable to renew the contract. The Company verbally sub-contracted with an in-county waste supplier to Gloucester to dump the Company's out-of-county waste. The per ton rate was only slightly higher than the Company's expired agreement with Gloucester. This agreement only lasted one month due to Gloucester informing the contractor that if it wanted to renew its agreement upon expiration it would have to terminate immediately all out-of-county waste dumping. The Company has also negotiated two additional contracts with other landfills; Eagle Land Management in PA and Recovermat in MD. Both agreements are at slightly higher rates than previous agreements. The Company was able to convert some of its customers to these landfills, however due to the extra distance, lack of the Company providing credit terms and increased costs, other landfills became cost competitive and the Company began to lose its marketshare.

      The temporary loss of a food producer plus the loss of the waste transporter has caused a decrease in rail revenues during the quarter. In late June 2001, the Company was able to replace the waste transporter and anticipates more new customers in the future.

      Because of difficulties experienced in the trucking operations and the basic nature of the rail industry, in which, it takes time to negotiate and finalize agreements, yet these agreements are often for extremely long-terms. The Company began to focus its sales on rail moves. The Company believes sales of joint movements both trucking and rail, will make the business grow and be sustainable. Additionally, it sees the ability to make these joint movements as a competitive advantage.

      The Company recognized a net loss for the six months ended June 30, 2001 of $433,000 versus a loss for the six months ended June 30, 2000 of $1,057,000.

LIQUIDITY AND CAPITAL RESOURCES

                The Company's working capital deficit at June 30, 2001 was $4,461,631 compared to a deficiency of $3,849,205 at December 31, 2000. The decrease in working capital was primarily due to the reclass of $517,000 in receivables to long-term assets and a reclass of a $84,000 deposit, for locomotives to a loss on disposal of fixed assets, in the amount of $64,500. (See Note 1 - Loss on Disposal of Fixed Assets for additional information in on this matter.) The Company recognized a loss from operations for the six months ended June 30, 2001 of $334,058 versus a loss from operations for the six months ended June 30, 2000 of $72,130 with the decrease coming primarily from the reserve against certain assets of $236,000.

As of June 30, 2001 the Company had the following liabilities;

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

                  Accounts payable and accrued expenses include a perfected judgement by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $790,000 including interest. The Company is currently negotiating with the PANYNJ for a long-term payout. Management is confident such an agreement will be reached in the future.As of July 31, 2001 an agreement has yet to be finalized and the PANYNJ has not made any further attempts to enforce its judgments.

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

                Accounts payable and accrued expenses also include approximately $860,000 for accrued real estate taxes. The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $473,700 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of July 31, 2001, this dispute has not yet been settled. The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of approximately $386,300 for these real estate taxes. The Company is working to resolve this dispute. (See Note 3 for additional information in regards to this matter.)

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

                  During the six months ended June 30, 2001 the Company's operations provided $160,075 in cash and the Company acquired approximately $115,000 of property and equipment. From the cash generated by operations the Company paid down long-term debt by approximately $52,000.

                  The Company has incurred substantial losses since it was formed. Although the Company expects to continue to incur losses until such time, if ever, as it earns net income. Management has taken many steps to improve profitability and increase revenues. The Company has reduced outstanding liabilities substantially which has in turn reduced interest expense.Between January 1998 and February 2000, the Company reduced administrative expenses by the reduction of over nine full-time employees from its workforce and has reduced operating costs through better utilization of manpower, equipment and other expense reductions. Since February 2000, the Company has continued to reduce operating costs through the better utilization of its manpower, its use of part-time employees, use of part-time outside labor and the use of more modern fleets, which reduced maintenance and downtime, in both its trucking and rail operations.

                  In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for the previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the quarter for $19,500, resulting in a loss totaling $64,500 during the year. The Company used the proceeds from this sale to enter into a maintenance free lease of two more powerful locomotives. These leased locomotives do not require the Company to employee a mechanic in its operations, which had historically cost the Company approximately $60,000, of which $40,000 was annually salary and approximately $20,000 per year was the cost of parts and other expenses.

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

                  The Company has been in negotiations with the respective agencies in regards to the following disputed current liabilities. The liabilities include approximately $1 million in payroll taxes, approximately
$790,000 in principle and interest owed to the PANYNJ, and the approximately $860,000 in real estate taxes to New York and New Jersey. These current liabilities amount to approximately $2.7 million and the bulk of this amount is over one year old. These agencies are working with the Company to resolve the disputed amounts. It is the Company's expectation, although no guarantee can be given, that these liabilities will be settled for substantially less than the $2.7 million accrued. The Company further expects long-term repayment plans to be granted. In addition to these liabilities there are approximately $1.3 million in convertible or related party debts. Holders of these debts have not demanded payment and it is expected that the majority of the convertible note holders will opt for conversion into the Company's common stock. Additionally, $244,000 of current maturities of long-term debt is primarily for equipment leases and are payable over 12 months; and trade payables, which account for approximately $351,000, are being paid in accordance with their terms. The Company reasonably expects to continue to pay these two accounts from cash flow from operations. The remaining liabilities of approximately $400,000 are primarily accruals for what the Company believes could be the liability for settlement of pending lawsuits.

                  The Company continues to expect that it will be able to meet all its routine working capital needs and operational costs from new business created based on customer demand. The following discussion relates to the Company's actual experiences versus its expectations. The Company has continued to improve its rail operation's margins through the reductions in per diem car hire charges, reduced manpower, tow and maintenance costs. However, revenues were impacted by problems encountered in trucking operations and by the following: During the six-week period between April 10 and May 21, 2001 the Company transported approximately twenty-five carloads for a local food producer. These cars' freight was then emptied and the freight was re-loaded into waiting trucks for local delivery. The gross revenue per car was approximately $1,400. In order to maintain this business the Company needed to build a permanent loading dock facility at its Brooklyn terminal. Due to costs and permits required the Company has yet to construct this facility and until it does this business can no longer be done at the Company's facilities. The
Company anticipates the return of this business, sometime in the future, by utilizing either its own yard or Canadian Pacific's yard at 65th Street, which has a permanent loading dock. In February the Company entered into a long-term freight transportation agreement, to transport New York City biosoilds for Merco, a sub-contractor for the City. This transportation began in May 2001, the gross rail revenues from this agreement from May 15 to June 15, 2001 was approximately $46,000. In July 2001, the City of New York terminated Merco's agreement and thereby the Company's agreement.

                  The Company had based its original expectations on the operational profit anticipated from these customers. The loss of these customers, which utilized both trucking and rail services, and the additional problems we have encountered in the landfill portion of our trucking operations have caused revenues to decrease. Based on actual and projected volumes, these customers would have accounted for more than $70,000 in monthly sales revenues for the trucking and rail operations. In mid June, we added a new customer for both our rail and trucking operations. The Company's rail operation has been able to attract new business, for both itself and our trucking operation. The Company anticipates that it will continue to be able to add new customers, which will allow the Company to meet its cash obligations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a material effect on the Company's financial position or operations.

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

                  None

Item  5. Other Information:

                  None

Item  6. Exhibits and Reports on Form 8-K:

         (a)

                                Index to Exhibits
 Exhibit
   No.    Description

  10.2 Truck Transportation Agreement between Unified Services group and NYCH Railroad Company dated June 15, 2001. (Incorporated by reference to Exhibit 10.2 of the Registrant's quarterly report on Form 10-QSB Registration No.028583 filed December 3, 2001).

         (b)      Reports on Form 8-K:

                  8-K/A filed June 26, 2001 with date of report of November 22, 2000.

                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 28,2001             By:/s/ Ronald Bridges
                                          ----------------------------
                                          Ronald Bridges, President

Date: December 28,2001             By:/s/ Joel Marcus
                                          ---------------------------------
                                          Joel Marcus, Chief Financial Officer