Form 10QSB/A
period 2001-09-30
NEW YORK REGIONAL RAIL CORP
filed 2001-12-31
CIK 1020173

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

                                      INDEX

Part  I: Financial Information

Item 1.  Financial Statements:

 Unaudited Consolidated Balance Sheet - as of September 30, 2001               2

 Unaudited Consolidated Statements of Operations, Nine Months Ended September 30, 2001 and 2000 and the three months
 ending September 30, 2001 and 2000                                            3

 Unaudited Consolidated Statement of Cash Flows, Nine Months Ended
 September 30, 2001 2000                                                       4

 Notes to Consolidated Financial Statements                                  5-8

Item 2.
 Management's Discussion and Analysis or
 Plan of Operations                                                         9-13

Part II:
 Other Information                                                            14

Item 1.  Legal Proceedings                                                 14-15

Item  2. Change in Securities                                                 15

Item  3. Defaults Upon Senior Securities                                      15

Item  4. Submission of matters to a vote of Security Holders                  15

Item  5. Other Information                                                    15

Item  6. Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

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

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                       Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------- ---------------------------------
                               2001            2000           2001            2000
                      --------------------------------- ---------------------------------
                           (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
                                                                            (Restated)

OPERATING REVENUES        $    822,169   $   1,907,424  $   3,189,163   $   6,781,199

OPERATING EXPENSES             683,113       1,617,485      2,578,867       5,801,277
                         -------------    ------------- -------------    ------------

INCOME FROM OPERATIONS         139,056         289,939        610,296         979,922

ADMINISTRATIVE EXPENSES        258,343         182,760      1,063,641         944,873
                         -------------    ------------- -------------    ------------
INCOME (LOSS) FROM
 OPERATIONS                   (119,287)        107,179       (453,345)         35,049

Other income (expenses):
INTEREST EXPENSE               (55,908)        (65,936)      (167,999)       (952,993)
OTHER INCOME                    54,300            -            54,300            -
BENEFICIAL CONVERSION             -               -              -            (17,333)
(LOSS) GAIN ON DISPOSAL OF
  FIXED ASSETS                  14,805            -           (46,695)           -
                         -------------    ------------- -------------    ------------
                                41,103         (65,936)      (217,694)       (970,326)
                         -------------    ------------- -------------    ------------
INCOME (LOSS) BEFORE
 MINORITY INTEREST            (160,390)         41,783       (671,039)       (935,277)

MINORITY INTEREST IN
 INCOME (LOSS) OF
 SUBSIDIARY                     (7,652)         66,190        (85,234)        145,989
                         --------------   ------------- -------------    -------------

NET INCOME (LOSS)             (152,738)        (24,407)      (585,805)     (1,081,266)

Deemed preferred stock
 dividend                       12,500          12,500         37,500          29,167
                         --------------   ------------- -------------    -------------
Net loss to common
 shareholders             $   (165,238)  $     (36,907) $    (630,806)  $  (1,110,433)
                         ==============   ============= =============    =============

INCOME (LOSS) PER COMMON
SHARE-BASIC AND DILUTED   $       0.00   $       (0.00) $      (0.00)   $       (0.01)
                         ==============   ============= =============    =============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES           171,426,189     161,500,000   171,127,043      161,500,000
                         ==============   ============= =============    =============




               The accompanying notes are an integral part of the
                             financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                    2001                 2000
                                                --------------------------------
                                                 (Unaudited)         (Unaudited)
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $   (585,805)        $ (1,081,266)
                                                ------------        ------------
 Adjustments to reconcile
  net loss to net cash (used in) provided  by
  operating activities:
   Depreciation and amortization                   415,458              336,665
   Non-cash compensation                           180,950                 -
   Bad debt expense                                315,278                 -
   Minority interest in subsidiary                 (85,234)             145,989
   Warrants and options issued for debt               -                 717,038
   Beneficial conversion feature                      -                  17,333
   Common stock issued for services                   -                 143,480

Changes in assets and liabilities:
 (Increase) in accounts receivable                (315,810)            (189,451)
 (Increase)/decrease in prepaid expenses            67,557              (12,727)
 (Increase) decrease in other assets                30,325              154,387
 Increase (decrease) in accounts payable          (111,478)            (728,820)
 Increase (decrease) in accrued expenses            50,527                 -
 Inrease (decrease) in payroll taxes payable       117,152               35,083
 Increase in deferred rent                          18,653                2,750
                                             ---------------        ------------
                                                   683,378             (621,727)
                                             ---------------        ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               97,573             (459,539)
                                             ---------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loss on disposal of fixed assets                   49,695                 -
 Cash overdraft                                     41,350                 -
 Capital expenditures                             (120,617)            (359,603)
                                              ---------------        -----------
NET CASH USED IN INVESTING ACTIVITIES              (29,572)            (359,603)
                                             ---------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                          -                 522,500
 Payment of long term debt                        (109,071)              (1,308)
 Receipts from convertible
  notes - other                                       -                 170,000
                                              ---------------        -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             (109,071)             703,423
                                             ---------------        ------------

NET INCREASE/ (DECREASE) IN CASH                   (41,070)            (115,719)

CASH - BEGINNING OF PERIOD                          41,070              202,974
                                             ---------------        ------------

CASH - END OF PERIOD                          $       -            $     87,255
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


Loss on Disposal of Fixed Assets

During the nine months ended September 30, 2001 the Company's incurred a "loss on disposal of fixed assets" in the amount of $49,695.
In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for the previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the period for $19,500, resulting in a loss totaling $64,500. In July 2001, the Company sold a refrigerated trailer not used in its operations for $20,000. The book value of this trailer was $12,500, resulting in a gain in the amount of $7,500. In September 2001, the Company sold a locomotive which was no longer used in its operations for $28,000, which included a payment of $6,000 and a note receivable for $22,000. The note receivable is payable at the rate of $2,000 per month for eleven months. The book value of the locomotive was $20,695, resulting in a gain in the amount of $7,305.



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


5.      CONTINGENCIES

The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property which is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Preliminary negotiations are underway between the Company's representatives, the New York City Real Estate Tax Assessor, and the Corporation Counsel's office. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of approximately $481,000, representing the tax due on the Bush Terminal property, the only parcel currently used in the rail operations. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount.

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of approximately $401,000 for these real estate taxes. The Company is working to resolve this dispute.
                                       7

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

       During the nine months ended September 30, 2001 the Company's incurred a "loss on disposal of fixed assets" in the amount of $49,695. In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for a previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the period for $19,500, resulting in a loss totaling $64,500. In July 2001, the Company sold a refrigerated trailer not used in its operations for $20,000. The book value of this trailer was $12,500, resulting in a gain in the amount of $7,500. In September 2001, the Company sold a locomotive which was no longer used in its operations for $28,000, which included a payment of $6,000 and a note receivable for $22,000. The note receivable is payable at the rate of $2,000 per month for eleven months. The book value of the locomotive was $20,695, resulting in a gain in the amount of $7,305.

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

The temporary loss of business, due to fire at one of the cocoa customer's facilities and of a food producer, plus the loss of the waste transporter has caused a decrease in rail revenues during the quarter. In late June 2001, the Company was able to replace the waste transporter and anticipates more new customers in the future.


Because of difficulties experienced in the trucking operations and the basic nature of the rail industry, in which, it takes time to negotiate and finalize agreements, these agreements are often for extremely long-terms. The Company began to focus its sales on its rail operations. The Company believes sales of joint movements both trucking and rail, will make the business grow and be profitable. Additionally, the Company sees the ability to make these joint movements as a competitive advantage.

         On November 2, 2001, NYCEDC filed an adverse abandonment petition with the Surface Transportation Board against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York seeks to remove NYCH, from Bush Terminal yard in Brooklyn, NY. The Company intends to vigorously defend this action.

      The Company recognized a net loss for the nine months ended September 30, 2001 of $586,000 versus a loss for the nine months ended September 30, 2000 of $1,081,000.

LIQUIDITY AND CAPITAL RESOURCES

               The Company's working capital deficit at September 30, 2001 was $4,558,639 compared to a deficiency of $3,849,205 at December 31, 2000. The decrease in working capital was primarily due to the reclass of $517,000 in receivables to long-term assets and a reclass of an $84,000 deposit, for three locomotives to fixed assets, and their subsequent sale which resulted in a loss of $64,500, offset by gains of $7,500 and $7,305 on the sales of an unused trailer and a locomotive, respectively. This resulted in a net Loss in the amount of $49,695. (See Note 1 LOSS ON DISPOSAL OF FIXED ASSETS for additional information on this matter.). The Company recognized a loss from operations for the nine months ended September 30, 2001 of $507,645 versus a gain from operations for the nine months ended September 30, 2000 of $35,049 with the decrease primarily arising from the reserve against certain assets of $315,000 and non-cash compensation of $181,000.



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

                 Accounts payable and accrued expenses include a perfected judgement by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $800,000 including interest. As of November 15, 2001 management and the PANYNJ are in negotiations finalizing terms of a possible agreement. If successful this agreement is expected to both reduce the amounts owed and provide a long-term payoff. Once approved this agreement will need to be ratified by the Board of Directors of the Port Authority. Management is optimistic that such an agreement and approval will be reached in the future.

                  Accounts payable and accrued expenses include $200,000 in accrued rent. In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property subject to the terms of the 1993 lease agreement. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contended that the Company had a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages totaled approximately $200,000. Both parties are currently in negotiations.

                  Accounts payable and accrued expenses include $135,000 to a former customer for advances and accrued tug boat charges. Management has been negotiating a settlement in exchange for shares of common stock and anticipates a resolution in the future.

                           Accounts payable and accrued expenses also includes
approximately $882,000 for accrued real estate taxes. The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of approximately $481,000 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of July 31, 2001, this dispute has not yet been settled. The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of approximately $401,000 for these real estate taxes. The Company is working to resolve this dispute. (See Note 3 for additional information in regards to this matter.)

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

                  During the nine months ended September 30, 2001 the Company's operations provided $97,573 in cash, the Company acquired approximately $121,000 of property and equipment and the Company paid down long-term debt by approximately $109,000.

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

                 During the nine months ended September 30, 2001 the Company's incurred a "loss on disposal of fixed assets" in the amount of $49,695. In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for the previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the quarter for $19,500, resulting in a loss totaling $64,500. The Company used the proceeds from this sale to enter into a maintenance free lease for two more powerful locomotives. These leased locomotives do not require the Company to employee a mechanic in its operations, which had historically cost the Company approximately $60,000, of which $40,000 was salary and approximately $20,000 per year was the cost of parts and other expenses. In July 2001, the Company sold a refrigerated trailer not used in its operations for $20,000. These proceeds were used to reduce leases payable by the same amount. The book value of this trailer was $12,500, resulting in a gain in the amount of $7,500. In September 2001, the Company sold a locomotive which was no longer used in its operations for $28,000, which included a payment of $6,000 and a note receivable for $22,000. The note receivable is payable at the rate of $2,000 per month for eleven months. The book value of the locomotive was $20,695, resulting in a gain in the amount of $7,305.

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

The Company has been in negotiations with the respective agencies in regards to the following disputed current liabilities. The liabilities include approximately $1 million in payroll taxes, approximately $800,000 in principal and interest owed to the PANYNJ, and the approximately $882,000 in real estate taxes to New York and New Jersey. These current liabilities amount to approximately $2.7 million and the bulk of this amount is over one year old. These agencies are working with the Company to resolve the disputed amounts. It is the Company's expectation, although no guarantee can be given, that these liabilities will be settled for substantially less than the $2.7 million accrued. The Company further expects long-term repayment plans to be granted. In addition to these liabilities there are approximately $1.3 million in convertible or related party debts. Holders of these debts have not demanded payment and it is expected that the majority of the convertible note holders will opt for conversion into the Company's common stock. Additionally, $244,000 of current maturities of long-term debt is primarily for equipment leases and are payable over 12 months; and trade payables, which account for approximately $351,000, are being paid in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations. The remaining liabilities of approximately $400,000 are primarily accruals for which the Company believes could be the liability for settlement of pending lawsuits.

The Company continues to expect that it will be able to meet all its routine working capital needs and operational costs from new business created based on customer demand. The following discussion relates to the Company's actual experiences versus its expectations.

The Company has continued to improve its rail operation's margins through the reductions in per diem car hire charges, reduced manpower, tow and maintenance costs. However, revenues were impacted by problems encountered in trucking operations and by the following: During the six-week period between April 10 and May 21, 2001 the Company transported approximately twenty-five carloads for a local food producer. These cars' freight was then emptied and the freight was re-loaded into waiting trucks for local delivery. The gross revenue per car was approximately $1,400. In order to maintain this business the Company needed to build a permanent loading dock facility at its Brooklyn terminal. Due to costs and permits required the Company has yet to construct this facility and until it does this business can no longer be done at the Company's facilities. The Company anticipates the return of this business, sometime in the future, by utilizing either its own yard or Canadian Pacific's yard at 65th Street, which has a permanent loading dock. In February the Company entered into a long-term freight transportation agreement, to transport New York City biosoilds for Merco, a sub-contractor for the City. This contract began in May 2001 the gross rail revenues from this agreement from May 15 to June 15, 2001 was approximately $46,000. In July 2001, the City of New York terminated Merco's agreement and thereby the Company's agreement. In July 2001, one of the Company's cocoa customers had to shutdown its facility due to fire, this caused all rail shipments to halt. This cocoa customer's facility is expected to be on-line again during the first quarter of 2002.

The Company had based its original expectations on the operational profit anticipated from these customers. The loss of these three customers, two of which utilized both trucking and rail services, and the additional problems we have encountered in the landfill portion of our trucking operations to have caused cash flow to dwindle. Based on actual and projected volumes, these customers would have accounted for more than $100,000 in monthly sales revenues for the trucking and rail operations. In late June, we added a new customer for both our rail and trucking operations. The Company's rail operations have been able to attract new business, for both itself and our trucking operation. The Company anticipates that it will continue to be able to add new customers, which will allow the Company to meet its cash obligations.

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