Form 10KSB/A
period 2000-12-31
NEW YORK REGIONAL RAIL CORP
filed 2002-01-22
CIK 1020173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A-3
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index no. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that they were not paid by Crawford. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in the subsidiary (NYCH)and unspecified monetary damages to be determined by the court. The term "restoration of their equitable interest" is the exact wording used in the "claim for relief" section of the complaint. The term is not defined, any further within the complaint." The Company has not conducted an extensive review of the allegations in the complaint.

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

The Company's Board of Directors is reviewing transactions by former Management, the Crawford family, as related to the litigation in the matters entitled: The City of New York v. New York Cross Harbor Railroad Terminal Corp., Robert R. Crawford and New York Regional Rail Corporation. United States District Court Eastern District of New York case no. 98 Civ. 7227 and Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index no. 45966/99, as well as, issues surrounding the cancellation of shares and attempted issuance of Series "B" preferred shares. The Company does not anticipate that there will be any adverse material effects on it, as a result of its review.

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

   If the remaining outstanding notes, plus accrued interest (approximately $1,115,000), were converted into shares of the Company's common stock on January 31, 2001 the Company would be required to issue an additional 9,385,089 shares of common stock, plus warrants for the purchase of an additional 2,793,592 shares of common stock. The warrants, if issued, would be exercisable at prices ranging between $.12 and $.60 per share and would expire on the later of the date the notes were converted or 90 days after the shares issuable upon the exercise of the options are covered by a registration statement which has been declared effective by the Securities and Exchange Commission

   The Company used the lower of the conversion price of the respective note or the market price of its common stock on January 31, 2001 ($0.15 per share) for purposes of computing the shares issuable upon the conversion of the notes, as well as the shares issuable upon the exercise of warrants issued upon the conversion of the notes.

The following table shows: (A) the amount of note principal and accrued interest converted into shares of the Company's common stock prior to March 15, 2001, (B) the amount of shares of common stock issued upon the conversion of the notes per, column "A" of the table (C) the balance of principal on convertible notes held by former and present officers and directors of the Company and by those shareholders who are the beneficial owners of more than 5% of the Company's common stock as of March 15, 2001, and (D) the approximate number of shares of the Company's common stock, which could be issued upon the conversion of the outstanding notes in Column "C" of the table, and (E) the approximate number of shares of the Company's common stock, which could be issued upon the exercise of all warrants held and those warrants which would be issued upon conversion of all the outstanding notes listed in column "C". The table uses the lower of the conversion price of the respective note orthe market price of the Company's common stock of $0.15 per share for purposes of computing the shares issuable upon the conversion of the notes, as well as the shares issuable upon the exercise of warrants issued upon the conversion of the notes.


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

The  Company   could  not  meet  its   obligations   with   respect  to  various
representations made by it regarding payment or the availability of a sufficient number of authorized but unissued shares to timely meet convertible debenture conversions and avoid Company default (regarding notes issued in 1998 through 1999). The holders of the notes about to default were offered the right to convert to preferred C. The holders elected to convert to common so that they could receive trading stock. Mr. Marsala agreed to convert his notes to Preferred and extended his date of conversion. By exchanging such debt into Preferred C Mr. Marsala lost his ability to convert into common which at that point would have entitled him to utilize Rule 144 every three months to sell such restrictive shares (as free trading) subject to volume limitation imposed by Rule 144. In exchange for losing such valuable right Mr. Marsala was given additional voting rights, in an arm's length negotiation agreed to by the Company's Board as a means in getting Mr. Marsala to forebear from pursuing his legal remedies on the notes due date.

    The Company used the lower of the conversion price of the respective note or the market price of its common stock on January 31, 2001 ($0.15 per share) for purposes of computing the shares issuable upon the conversion of the Series C Preferred stock, as well as the shares issuable upon the exercise of warrants issued upon the conversion of the Series C Preferred stock.

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

       In February 2000, the Company purchased a 100% interest in OSK Capital I Corp. ("OSK") in exchange for 480,000 shares of common stock and $18,000 in cash. In February, 2000, the Company had been designated with an "E" after its trading symbol and had thirty days to comply with new listing requirements or it would be delisted. By virtue of NASDAQ's misunderstanding of the OSK transaction (NASDAQ thinking it was a reverse merger while in reality it was an acquisition), the "E" was removed and the Company did not become delisted until April 20, 2001 when NASDAQ realized its mistake. The Company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The $205,200 excess of purchase price over net assets acquired was recorded as goodwill. Goodwill is being amortized over four years. No pro forma financial information is presented as the operations of OSK were immaterial.

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

        The Company has an accrual for payroll taxes payable in the amount of $905,585. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company feels they are still due a substantial refund for past misapplied payments and expects that the final settlement will be substantially less than amount which it has accrued.

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

                 The Company is currently negotiating with vendors, federal and state taxing authorities and the holders of several material obligations, whereby management is confident that settlement of these amounts will be significantly less than the amounts currently recognized on the Company's books. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $7,678,000, but management currently anticipate that these matters will be amicably resolved at a comparatively insignificant sum and further believes absent of satisfactory resolution it would ultimately prevail in the judicial process.

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
 Net loss per common share basic     $     (0.02)  $             $      (0.04)

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of January 2002.

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