Form 10QSB/A
period 2001-03-31
NEW YORK REGIONAL RAIL CORP
filed 2002-01-22
CIK 1020173

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

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.......................................8-12


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

The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property which is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Preliminary negotiations are underway between the Company's representatives, the New York City Real Estate Tax Assessor, and the Corporation Counsel's office. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $466,200 representing the tax due on the Bush Terminal property, the only parcel currently used in the rail operations. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount.

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of approximately $371,400 for these real estate taxes. The Company is working to resolve this dispute.

In 1993 and again in 1995, the Port Authority of New York and New Jersey ("PANYNJ") obtained judgments against NYCH for approximately $440,000. The judgments are for claims involving rent arrearages on property occupied by the Company at the PANYNJ's Atlantic Terminal facility and for accrued lease payments and miscellaneous repairs for a Tug Boat owned by the PANYNJ. The financial statements reflect a liability of approximately $780,000 related to these judgments including statutory interest at a rate of 9% per annum. In January 2000, the PANYNJ enforced its judgments by placing a lien on the Company's accounts receivables with Norfolk Southern ("NS"). In February 2000 the Company and the PANYNJ reached an agreement whereby, NS remitted 20% of all accounts receivable due the Company to the PANYNJ. To date approximately $19,000 has been remitted to the PANYNJ in partial satisfaction of the judgments. Subsequently, the Company and PANYNJ have entered into settlement negotiations for a substantially lesser amount. During these negotiations, the PANYNJ has agreed to suspend any collection efforts.

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

As of March 31, 2001 the Company had the following liabilities;

   Accounts payable and accrued expenses        $       2,403,769
   Notes payable and current maturities
    of long-term debt                                   1,563,049
   Payroll taxes payable                                  948,341

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

         Accounts payable and accrued expenses also include approximately $838,000 for accrued real estate taxes. The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property which is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $466,200 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. This dispute has not yet been settled. The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of approximately $371,400 for these real estate taxes. The Company is working to resolve this dispute.

         The Company has an accrual for payroll taxes payable in the amount of $948,431. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company feels they are still due a substantial refund for past misapplied payments and expects that the final settlement will be substantially less than amount which it has accrued.

         The Company is currently negotiating with vendors, federal and state taxing authorities and the holders of several material obligations, whereby management is confident that settlement of these amounts will be significantly less than the amounts currently recognized on the Company's books. Additionally, there are administrative remedies available to the Company's creditors including, but not limited to, judgments, liens and levies, which can be placed on the Company's bank accounts. Historically, these remedies have been used by the creditors of the Company and have resulted in additional cash flow hardships for the Company. There can be no assurance that these remedies may not be used in the future. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $7,800,000, but management currently anticipate that these matters will be amicably resolved at a comparatively insignificant sum and further believes absent of satisfactory resolution it would ultimately prevail in the judicial process.

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

         The Company has needed to fund its working capital deficit. The Company has raised these funds though issuance of floating rate convertible debentures. The Company agreed to the terms of the convertible notes because the Company was unable to obtain conventional financing due to the Company's financial condition

         The Company has no commitments for capital expenditures over the next twelve months.

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

         The Company has been in negotiations with the respective agencies in regards to the following disputed current liabilities. The liabilities include approximately $948,000 in payroll taxes, approximately $780,000 in principle and interest owed to the PANYNJ, and the approximately $838,000 in real estate taxes to New York and New Jersey. These current liabilities amount to approximately $2.5 million and the bulk of this amount is over one year old. These agencies are working with the Company to resolve the disputed amounts. It is the
Company's expectation, although no guarantee can be given, that these liabilities will be settled for substantially less than the $2.5 million accrued. The Company further expects long-term repayment plans to be granted. In addition to these liabilities there are approximately $1.1 million in convertible or related party debts. Holders of these debts have not demanded payment and it is expected that the majority of the convertible note holders will opt for conversion into the Company's common stock. Additionally, $249,000 of current maturities of long-term debt is primarily for equipment leases and are payable over 12 months; and trade payables, which account for approximately $315,000, are being paid in accordance with their terms. The Company reasonably expects to continue to pay these two accounts from cash flow from operations. The remaining liabilities of approximately $400,000 are primarily accruals for what the Company believes could be the liability for settlement of pending lawsuits.

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

                  None

Item  5. Other Information:

                  None

Item  6. Exhibits and Reports on Form 8-K:

         (a)

                                Index to Exhibits
 Exhibit
   No.    Description

  10.1 Transportation Agreement between Merco Joint Venture, LLC , NYCH Railroad Company dated February 12, 2001. (Incorporated by reference to Exhibit 10.1 of the Registrant's quarterly report on Form 10-QSB Registration No.028583 filed December 3, 2001).


         (b)      Reports on Form 8-K:

                  None

                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 18,2002             By:/s/ Ronald Bridges
                                          ----------------------------
                                          Ronald Bridges, President & CEO

Date: January 18,2002             By:/s/ Joel Marcus
                                          ---------------------------------
                                          Joel Marcus, Chief Financial Officer