Form 10QSB/A
period 2001-06-30
NEW YORK REGIONAL RAIL CORP
filed 2002-01-22
CIK 1020173

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

                                      INDEX

Part  I:          Financial Information

Item 1.           Financial Statements:

Unaudited Consolidated Balance Sheet - as of June 30, 2001 .........3

Unaudited Consolidated Statements of Operations,
Three and Six Months Ended June 30, 2001 and June 30, 2000..........4

Unaudited Consolidated Statements of Cash Flows,
Six Months Ended June 30, 2001 and June 30, 2000....................5

Notes to Consolidated Financial Statements.........................6-9

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.......................................10-14


Part II:  Other Information..........................................14

 Item 1.  Legal Proceedings..........................................14

 Item 2.  Change in Securities.......................................14

 Item 3. Defaults Upon Senior Securities.............................14

 Item 4. Submission of matters to a vote
                    of Security Holders..............................15

 Item 5. Other Information...........................................15

 Item 6. Exhibits and Reports on Form 8-K............................15


Signatures...........................................................16

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

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATE
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                    ----------------------------
                                                         2001           2000
                                                    ----------------------------
                                                      (Unaudited)    (Unaudited)
                                                                     (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (433,066) $(1,056,859)
                                                         ---------    ---------
Adjustments  to  reconcile
 net loss to net cash  (used  in)  provided  by
 operating activities:
Depreciation and amortization                             274,122      229,131
Non-cash compensation                                     180,950         -
Bad debt expense                                          236,384         -
Warrants and options issued for debt                         -         751,620
Beneficial conversion feature                                -          17,333
Minority interest in subsidiary earnings                  (77,582)      79,799
Disposal of fixed assets                                   84,000         -
Changes in assets and liabilities:
Decrease in accounts receivable                          (200,504)     (29,358)
(Increase)/decrease in current assets                      26,000       45,500
Decrease in other assets                                   55,299        5,400
Increase/(decrease) in accounts payable                   113,343     (522,437)
Increase/(decrease) in accrued expenses                  (111,362)    (293,365)
Increase in payroll taxes payable                          84,056      254,750
Increase/(decrease) in deferred rent                       12,435         -
                                                          ---------    ---------
                                                          677,141      538,373
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                     244,075     (518,486)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                         19,500         -
 Capital expenditures                                     (115,296)   (113,273)
                                                          ---------    --------
NET CASH USED IN INVESTING ACTIVITIES                     (134,796)   (113,273)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long term debt                                (52,048)   (147,109)
 Proceeds from long term debt                                 -        202,500
 Proceeds from other current debt- related party              -        320,000
                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (52,048)    375,391
                                                          ---------    ---------
NET INCREASE/ (DECREASE) IN CASH                            57,231    (256,368)

CASH - BEGINNING OF PERIOD                                  41,070     202,974
                                                          ---------    ---------
CASH - END OF PERIOD                                     $  98,301   $  53,394
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

RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the six and three months ended June 30, 2001 were:

                      Six months ended        Three months ended
                       June 30, 2001            June 30, 2001
                     -------------------      -------------------
                     Railroad   Trucking      Railroad   Trucking

Operating revenues   $685,000   $1,682,000    $363,000   $804,000
Operating expenses   $335,000   $1,561,000    $166,000   $735,000
Gross profit         $350,000   $  121,000    $197,000   $ 69,000


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

                  During the three months ended June 30, 2001, the Company had $1,167,061 in revenue compared to $2,471,671 in revenue during the corresponding prior period, a decrease of $1,304,610 or 52.8%. This decrease was due to a decrease in the trucking operations to approximately $804,000 from approximately $2,275,000 for the corresponding period in 2000, due to the loss of the Gloucester Landfill contract, a decrease of 62%.

                  Operating expenses for the six months ended June 30, 2001 were $1,895,754 compared to $4,183,792 a decrease of $2,288,038 or 54.7%. This decrease in expense is due to the corresponding decrease in revenues from the loss of the Gloucester Landfill contract.

                  Operating expenses for the three months ended June 30, 2001 were $900,728 compared to $2,035,973 a decrease of $1,135,245 or 55.8%. This decrease in expense is due to the corresponding decrease in revenues from the loss of the Gloucester Landfill contract.

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

                  Operating expenses as a percentage of operating revenues were 82.4% for the three months ended June 30, 2000. In 2001 operating expenses decreased to 77.2% of operating revenues due to the larger percentage of revenue coming from the railroad, the more profitable segment. Operating expense from rail operations increased by 202% in 2001 to approximately $166,000 from approximately $55,000 in 2000.

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

                  Administrative expenses decreased in the three months ended June 30, 2001, by approximately $148,000. As a percentage of operating revenues, administrative expenses increased to 29.6% for the three months ended June 30, 2001, from 19.9% for the three months ended June 30, 2000. The decrease of $148,000, comes primarily from a reserve for possible bad debts of approximately $79,000 offset by a decrease in payroll and other payroll related expenses.

                  Interest expense was approximately $112,000 for the six months ended June 30, 2001, as compared to $888,000 for the six months ended June 30, 2000. Interest expense was approximately $56,000 for the three months ended June 30, 2001, as compared to $888,000 for the three months ended June 30, 2000.
This major reduction was due to the fact that the Company did not have to raise any money during the quarters and therefore did not issue any convertible debt. In the prior period the Company recognized beneficial conversion feature and interest on the issuance of warrants and options on the sale of promissory notes which were convertible into shares of the Company's common stock at prices below prevailing market rates, of $769,000.

      During the three months ended June 30, 2001 the Company's incurred a "loss on disposal of fixed assets" in the amount of $64,500. In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for the previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the quarter for $19,500, resulting in a loss totaling $64,500.

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

              The Company has an accrual for payroll taxes payable in the amount of $989,641. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company feels they are still due a substantial refund for past misapplied payments and expects that the final settlement will be substantially less than amount which it has accrued.

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

                  During the six months ended June 30, 2001 the Company's operations provided $244,075 in cash and the Company acquired approximately $115,000 of property and equipment. From the cash generated by operations the Company paid down long-term debt by approximately $52,000.

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