Form 10QSB/A
period 2001-09-30
NEW YORK REGIONAL RAIL CORP
filed 2002-01-23
CIK 1020173

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

                                      INDEX

Part  I: Financial Information

Item 1.  Financial Statements:

 Unaudited Consolidated Balance Sheet - as of September 30, 2001               2

 Unaudited Consolidated Statements of Operations, Nine Months Ended September 30, 2001 and 2000 and the three months
 ending September 30, 2001 and 2000                                            3

 Unaudited Consolidated Statement of Cash Flows, Nine Months Ended
 September 30, 2001 2000                                                       4

 Notes to Consolidated Financial Statements                                  5-8

Item 2.
 Management's Discussion and Analysis or
 Plan of Operations                                                         9-14

Part II:
 Other Information                                                            14

Item 1.  Legal Proceedings                                                    14

Item  2. Change in Securities                                                 14

Item  3. Defaults Upon Senior Securities                                      14

Item  4. Submission of matters to a vote of Security Holders                  14

Item  5. Other Information                                                    14

Item  6. Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

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

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                       Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------- ---------------------------------
                               2001            2000           2001            2000
                      --------------------------------- ---------------------------------
                           (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
                                                                            (Restated)

OPERATING REVENUES        $    822,169   $   1,907,424  $   3,189,163   $   6,781,199

OPERATING EXPENSES             683,113       1,617,485      2,578,867       5,801,277
                         -------------    ------------- -------------    ------------

INCOME FROM OPERATIONS         139,056         289,939        610,296         979,922

ADMINISTRATIVE EXPENSES        258,343         182,760      1,063,641         944,873
                         -------------    ------------- -------------    ------------
INCOME (LOSS) FROM
 OPERATIONS                   (119,287)        107,179       (453,345)         35,049

Other income (expenses):
INTEREST EXPENSE               (55,908)        (65,936)      (167,999)       (952,993)
BENEFICIAL CONVERSION             -               -              -            (17,333)
(LOSS) GAIN ON DISPOSAL OF
  FIXED ASSETS                  14,805            -           (49,695)           -
                         -------------    ------------- -------------    ------------
                                41,103         (65,936)      (217,694)       (970,326)
                         -------------    ------------- -------------    ------------
INCOME (LOSS) BEFORE
 MINORITY INTEREST            (160,390)         41,783       (671,039)       (935,277)

MINORITY INTEREST IN
 INCOME (LOSS) OF
 SUBSIDIARY                     (7,652)         66,190        (85,234)        145,989
                         --------------   ------------- -------------    -------------

NET INCOME (LOSS)             (152,738)        (24,407)      (585,805)     (1,081,266)

Deemed preferred stock
 dividend                       12,500          12,500         37,500          16,667
                         --------------   ------------- -------------    -------------
Net loss to common
 shareholders             $   (165,238)  $     (36,907) $    (623,305)  $  (1,097,933)
                         ==============   ============= =============    =============

INCOME (LOSS) PER COMMON
SHARE-BASIC AND DILUTED   $       0.00   $       (0.00) $      (0.00)   $       (0.01)
                         ==============   ============= =============    =============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES           171,426,189     161,500,000   171,127,043      161,500,000
                         ==============   ============= =============    =============




               The accompanying notes are an integral part of the
                             financial statements.

                    NEW YORK RAIL CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                    2001                 2000
                                                --------------------------------
                                                 (Unaudited)         (Unaudited)
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $   (585,805)        $ (1,081,266)
                                                ------------        ------------
 Adjustments to reconcile
  net loss to net cash (used in) provided  by
  operating activities:
   Depreciation and amortization                   415,458              336,665
   Non-cash compensation                           180,950                 -
   Bad debt expense                                315,278                 -
   Minority interest in subsidiary                 (85,234)             145,989
   Warrants and options issued for debt               -                 717,038
   Beneficial conversion feature                      -                  17,333
   Common stock issued for services                   -                 143,480
   Disposal of fixed assets                        117,195               -
Changes in assets and liabilities:
 (Increase) in accounts receivable                (315,810)            (189,451)
 (Increase)/decrease in prepaid expenses            67,557              (12,727)
 (Increase) decrease in other assets                30,325              154,387
 Increase (decrease) in accounts payable          (111,478)            (728,820)
 Increase (decrease) in accrued expenses            50,527                 -
 Inrease (decrease) in payroll taxes payable       117,152               35,083
 Increase in deferred rent                          18,653                2,750
                                             ---------------        ------------
                                                   800,573             (621,727)
                                             ---------------        ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                              214,768             (459,539)
                                             ---------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                (67,500)                -
 Cash overdraft                                     41,350                 -
 Capital expenditures                             (120,617)            (359,603)
                                              ---------------        -----------
NET CASH USED IN INVESTING ACTIVITIES             (146,767)            (359,603)
                                             ---------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                          -                 522,500
 Payment of long term debt                        (109,071)              (1,308)
 Proceeds from exercise of stock options              -                  12,231
 Receipts from convertible
  notes - other                                       -                 170,000
                                              ---------------        -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             (109,071)             703,423
                                             ---------------        ------------

NET INCREASE/ (DECREASE) IN CASH                   (41,070)            (115,719)

CASH - BEGINNING OF PERIOD                          41,070              202,974
                                             ---------------        ------------

CASH - END OF PERIOD                          $       -            $     87,255
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

In 1993 and again in 1995, the Port Authority of New York and New Jersey ("PANYNJ") obtained judgments against NYCH for approximately $440,000. The judgments are for claims involving rent arrearages on property occupied by the Company at the PANYNJ's Atlantic Terminal facility and for accrued lease payments and miscellaneous repairs for a Tug Boat owned by the PANYNJ. The financial statements reflect a liability of approximately $800,000 related to these judgments including statutory interest at a rate of 9% per annum. In January 2000, the PANYNJ enforced its judgments by placing a lien on the Company's accounts receivables with Norfolk Southern ("NS"). In February 2000 the Company and the PANYNJ reached an agreement whereby, NS remitted 20% of all accounts receivable due the Company to the PANYNJ. To date approximately $19,000 has been remitted to the PANYNJ in partial satisfaction of the judgments. Subsequently, the Company and PANYNJ have entered into settlement negotiations for a substantially lesser amount. During these negotiations, the PANYNJ has agreed to suspend any collection efforts.

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


7. SUBSEQUENT EVENT

NEW YORK CITY ECONOMIC DEVELOPMENT CORPORATION - ADVERSE ABANDONMENT - NEW YORK CROSS HARBOR RAILROAD, INC. By petition filed with the SURFACE TRANSPORTATION BOARD-STB Docket No. AB-596, on November 2, 2001. New York City Economic Development Corporation (NYCEDC), acting on behalf of the City of New York, NY
(City), an "adverse" abandonment to remove NYCH, the Company's rail operations, in Brooklyn, NY. The reasons stated within the City's STB filing are (i) the Company's financial condition, specifically that it has had late fees on rent since 1995 of over $20,000,(ii) The alleged dumping of pesticides and oil on the Bush Terminal property by Robert Crawford, which is the subject of ongoing litigation and (iii) Ongoing failure to install a properly working sprinkler system at the Bush Terminal office building. The anticipated timeframe for a final decision from the STB is expected in April 2002. However, if the decision is appealed, the process could take an additional year. If the ruling of the STB is adverse to the Company it is the Company's intention to immediately appeal the decision and would during the appeal process request a stay of judgment.The Company intends to vigorously defend this action.

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

RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the nine months and three months ended September 30, 2001 were:

                      Nine months ended          Three months ended
                      September 30, 2001         September 30, 2001
                     -------------------        -------------------

                     Railroad       Trucking     Railroad      Trucking

Operating revenues   $930,000       $2,260,000   $245,000      $577,000
Operating expenses   $463,000       $2,116,000   $128,000      $555,000
Gross profit         $466,000       $  144,000   $117,000      $ 22,000


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

                  During the three months ended September 30, 2001,the Company had $822,169 in revenue compared to $1,907,424 in revenue during the corresponding prior period, a decrease of $1,085,255 or 56.9%. This decrease was due to a decrease in the trucking operations to $577,588 from $1,265,795 for the corresponding period in 2000, due to the loss of the Gloucester Landfill contract, a decrease of 61.2%.

                  Operating expenses for the nine months ended September 30,2001 were $2,578,867 compared to $5,801,277 a decrease of $3,222,410 or 55.6%. This decrease in expense is due to the corresponding decrease in revenues from the loss of the Gloucester Landfill contract.

                  Operating expenses for the three months ended September 30, 2001 were $683,113 compared to $1,617,485 a decrease of $934,372 or 57.8%. This decrease in expense is due to the corresponding decrease in revenues from the loss of the Gloucester Landfill contract.

                  Operating expenses as a percentage of operating revenues were 85.6% for the nine months ended September 30, 2000. In 2001 operating expenses decreased to 80.1% of operating revenues due to the larger percentage of revenue coming from the railroad, the more profitable segment. Operating expense from rail operations increased in 2001 to approximately $463,000 from approximately $327,000 in 2000.

                  Operating expenses as a percentage of operating revenues were 84.8% for the three months ended September 30, 2000. In 2001 operating expenses decreased to 83.1% of operating revenues due to the larger percentage of revenue coming from the railroad, the more profitable segment. Operating expense from rail operations decreased in 2001 to approximately $128,000 from approximately $218,000 in 2000.

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

                  Administrative expenses increased in the three months ended September 30, 2001, by $75,583. As a percentage of operating revenues, administrative expenses increased to 31.4% for the three months ended September 30, 2001, from 9.6% for the three months ended September 30, 2000. The increase of $75,583, comes primarily from a reserve for possible bad debts of approximately $79,000.

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

                  Interest expense for the three months ended September 30, 2001 decreased to $55,908 from $65,936 for the three months ended September 30, 2000 due to the reduction of debt.

                  During the nine months ended September 30, 2001 the Company incurred a "loss on disposal of fixed assets" in the amount of $49,695. In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for a previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the period for $19,500, resulting in a loss totaling $64,500. In July 2001, the Company sold a refrigerated trailer not used in its operations for $20,000. The book value of this trailer was $12,500, resulting in a gain in the amount of $7,500. In September 2001, the Company sold a locomotive which was no longer used in its operations for $28,000, which included a payment of $6,000 and a note receivable for $22,000. The note receivable is payable at the rate of $2,000 per month for eleven months. The book value of the locomotive was $20,695, resulting in a gain in the amount of $7,305.

                  During the three months ended September 30, 2001 the Company incurred a "gain on disposal of fixed assets" in the amount of $14,805. $7,500 on the sale of a trailer and $7,305 on the sale of a locomotive.

                  The Gloucester contract terminated on December 31, 2000 as per the agreement. The contract was not renewed because Gloucester, which was selling excess capacity to out-of-county waste suppliers-ran out of spare space and was unable to renew the contract. The Company verbally sub-contracted with an in-county waste supplier to Gloucester to dump the Company's out-of-county waste. The per ton rate was only slightly higher than the Company's expired agreement with Gloucester. This agreement only lasted one month due to Gloucester informing the contractor that if it wanted to renew its agreement upon expiration it would have to terminate immediately all out-of-county waste dumping. The Company has also negotiated two additional contracts with other landfills; Eagle Land Management in PA and Recovermat in MD. Both agreements are at slightly higher rates than previous agreements. The Company was able to convert some of its customers to these landfills, however due to the extra distance, lack of the Company providing credit terms and increased costs, other landfills became cost competitive and the Company began to lose its marketshare.

                  The temporary loss of business, due to fire at one of the cocoa customer's facilities and of a food producer, plus the loss of the waste transporter has caused a decrease in rail revenues during the quarter. In late June 2001, the Company was able to replace the waste transporter and anticipates more new customers in the future.

                  The Company began to focus its sales on its rail operations, because of difficulties experienced in the trucking operations and the basic nature of the rail industry. In the rail industry it takes time to negotiate and finalize agreements, yet when finalized these agreements are often for extremely long-terms. The Company believes sales of joint movements both trucking and rail, will make the business grow and be profitable. Additionally, the Company sees the ability to make these joint movements as a competitive advantage.

                  On November 2, 2001, NYCEDC filed an adverse abandonment petition with the Surface Transportation Board against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York seeks to remove NYCH, from Bush Terminal yard in Brooklyn, NY. The reasons stated within the City's STB filing are (i) the Company's financial condition, specifically that it has had late fees on rent since 1995 of over $20,000,(ii) The alleged dumping of pesticides and oil on the Bush Terminal property by Robert Crawford, which is the subject of ongoing litigation and (iii) Ongoing failure to install a properly working sprinkler system at the Bush Terminal office building. The anticipated timeframe for a final decision from the STB is expected in April 2002. However, if the decision is appealed, the process could take an additional year. If the ruling of the STB is adverse to the Company it is the Company's intention to immediately appeal the decision and would during the appeal process request a stay of judgment.The Company intends to vigorously defend this action.

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

                 The Company has an accrual for payroll taxes payable in the amount of $1,022,737. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company feels they are still due a substantial refund for past misapplied payments and expects that the final settlement will be substantially less than amount which it has accrued.

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

                  During the nine months ended September 30, 2001 the Company's operations provided $214,768 in cash, the Company acquired approximately $121,000 of property and equipment and the Company paid down long-term debt by approximately $109,000.

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


Date: January 18, 2002            By:/s/ Ronald Bridges
                                          ----------------------------
                                          Ronald Bridges, President & CEO

Date: January 18, 2002            By:/s/ Joel Marcus
                                          ---------------------------------
                                          Joel Marcus, Chief Financial Officer