Form 10KSB/A
period 2000-12-31
NEW YORK REGIONAL RAIL CORP
filed 2002-03-28
CIK 1020173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A-4
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Todd Sage is JST's general manager. Darryl Caplan is an officer and director of the Company. John Marsala is the beneficial owner of more than 5% of the Company's common stock and has the right to cast a majority of the shares which are entitled to vote at any meeting of the Company's shareholders. Mr. Marsala was the largest shareholder of JST and owned approximately $300,000 of the Company's convertible notes, which were issued between December 1997 and January of 1999 and were purchased for cash. Golden Aspen Corp. is not affiliated with the Company.

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

                                            Number of Shares     Note Reference

Shares outstanding as of January 31, 2001     170,416,689

Shares issuable upon conversion of notes
and exercise of warrants sold in
private offerings, based upon the lower
of the Conversion Price or 90% of market
price of the Company's common stock on
January 31, 2001 ($0.15 per share).            22,267,024              A

Shares issuable upon each exercise of
options to be granted to Ronald Bridges        Undeterminable          B

Shares issuable upon exercise of options
granted to current and former officers and
employees                                        170,000               C

Shares issuable upon the exercise of options
granted to consultants.                        1,100,000               D

Shares issuable to former officers             1,166,665               E

Shares issuable upon conversion of
Series C Preferred Stock, based upon the
lower of Conversion Price 90% of
market price of the Company's common
stock on January 31, 2001($.15 per share)     13,986,669               F



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

Prior to the Company's acquisition of 51% of JST in April 1999, Mr. Marsala was the largest shareholder of JST and owned approximately $300,000 of the Company's convertible notes, which were issued between December 1997 and January of 1999 and were purchased for cash. Mr. Marsala received 1,771,777 shares of common stock of the Company for the shares he exchanged of JST. (SEE Item 1. Description of Business-Trucking Operations for further disclosure on this transaction.) Subsequent to the JST acquisition, Mr. Marsala additionally loaned the Company approximately $200,000 in cash during May\June of 1999. He received in June 1999, $200,000 in convertible notes that matured in December 1999. The two notes of approximately $100,000 each were convertible at $.08 and $.14, respectively and upon conversion the holder would have received .5 warrants for each share received from the conversion. The warrants were exercisable at $.12 and $.18, respectively, and would have expired 90 days after SEC clearance of a registration statement for the underlying shares of the warrants. The $200,000 in notes and the above mentioned $300,000 of notes held by Mr. Marsala were converted to Preferred "C" stock in June 2000.

In December 1999, the Company could not meet its obligations with respect to various representations made by it regarding payment or the availability of a sufficient number of authorized but unissued shares to timely meet convertible debenture conversions and avoid Company default (regarding notes issued in 1998 through 1999 and were to mature December 31, 1999). In December 1999, if all outstanding notes, warrants and options were converted, the Company would have had approximately 206,000,000 shares outstanding. This is approximately 6,000,000 more than the Company had authorized.

In December 1999, the Company began to contact the holders of the largest amount of these notes and asked if the holders would extend their notes or accept new convertible Preferred stock in exchange. The principal terms of the Preferred offer were, a deferment on conversion until June 2000 and a dividend of 10% per annum with all other conversion terms identical to those contained in the holders notes. The largest holder of the notes, Mr. Marsala, proposed that since the Company could not issue additional shares or warrants as an incentive to extend the notes due date and could not pay the amounts owed, the holders should receive 300 to 1 voting rights. With this modification, Mr. Marsala indicated he would agree to convert into the newly formed preferred stock. If the Company did not come up with a satisfactory resolution, Mr. Marsala indicated that he would be forced to pursue his legal remedies. The Board unanimously approved the modification and in December 1999, the Company offered the convertible noteholders the right to exchange the convertible notes that were about to default, into Preferred "C" stock. The principal terms of the Preferred "C" offer were, a deferment on conversion until June 2000, special voting rights of 300 votes for each share of Preferred acquired, a dividend of 10% per annum and all other conversion terms identical to those contained in the holders' notes. The Preferred "C" shares have no time limitation nor mandatory conversion date. The December 1999 offer was memorialized in the "Certificate of designation, preferences and rights of the Series "C" Preferred stock of New York Regional Rail Corporation" filed as an exhibit to the Company's Registration Statement filed March 6, 2001. This document contains the material terms of the shares including the voting rights and that they were not convertible until June 2000.

By accepting the exchange offer Mr. Marsala lost his ability to convert into common which at that point would have entitled him to utilize Rule 144 every three months to sell such restrictive shares (as free trading) subject to volume limitation imposed by Rule 144. This valuable conversion right was lost from December of 1999 until June of 2000. In exchange for losing such valuable right Mr. Marsala was given additional voting rights, in an arm's length negotiation agreed to unanimously by the Company's Board as a means in getting Mr. Marsala to forebear from pursuing his legal remedies on the notes due date. The term "arms length" as utilized herein is utilized not withstanding the fact that Mr. Marsala, at the time was both a creditor and shareholder of the Company due to the fact that he negotiated his proposal, on his own behalf, with the Company's Board and then absented himself from both the Board's discussion and determination which resulted in the Board's unanimous approval. The Company did not seek an outside opinion as to the reasonableness or fairness of the terms of the Preferred "C" since the additional voting rights being granted would expire upon conversion of the Preferred "C" shares. In addition Mr. Marsala did not request nor was he given board representation nor was he ever proposed to be or elected as a member of the Board. The legal remedies Mr. Marsala relinquished pursuing were seeking a judgement on the principal and interest due plus legal and collection fees, which were his rights under the notes. He then could have levied against the Company's bank accounts, receivables and assets thereby causing the Company extreme hardship.

The total amount of the convertible notes subject to the exchange offer for Preferred was approximately $2,100,000. The number of common shares which could be issued from the convertible notes subject to the exchange offer was approximately 36,850,000 (22,200,000 shares and warrants of approximately 14,650,000, which upon exercise would result in 14,650,000 additional shares). Of the $2,100,000, Mr. Marsala held approximately $500,000, which were to mature on December 31, 1999. Of the 36,850,000 shares that could have been issued from the convertible notes, Mr. Marsala's conversion was approximately 13,100,000 (6,400,000 shares and warrants of approximately 6,700,000). From 1997 to 1999, Mr. Marsala's had agreed to extend the maturity date of his notes when they became due. In return for the extensions Mr. Marsala received additional warrants. Additionally, his conversion prices varied at different times of issuance and were lower than other holders of other notes about to default Mr. Marsala agreed to convert his notes while, with the exception of one holder who partially converted, the other similarly situated holders of the convertible notes elected to convert to approximately 14,500,000 shares and 7,250,000 warrants, which could convert into 7,250,000 additional shares, so that they could receive trading stock. The holder who partially converted, converted all notes held except for $150,000 (which upon conversion would be 1,300,000 shares and warrants of approximately 700,000, which upon exercise would result in 700,000 additional shares). Since the Company had an insufficient number of shares to issue of approximately 6,000,000 and Mr. Marsala's conversions were in excess of this amount, the shortfall was temporarily cured until June 2000, when Mr. Marsala could once again convert into common. At the time of the Preferred offering, the Company had anticipated that by June 2000 it would requested from its shareholders a vote, at its annual meeting, to resolve the insufficiency.

The Company issued approximately 14,500,000 shares and 7,250,000 warrants (which could convert into 7,250,000 additional shares) as a result of conversions. These conversions occurred in December 1999 and January 2000. The warrants allow the holders to purchase shares of the Company's common stock at prices ranging between $.12 and $.18 per share. The warrants will expire 90 days after a registration statement covering the shares issuable upon the exercise, has been declared effective by the Securities and Exchange Commission.

The Preferred "C" shares were granted in December of 1999 after which, in January 2000, Mr. Marsala loaned JST $155,000 in cash and personally guaranteed $175,000 of JST's equipment leases. Each Series "C" Preferred Share is entitled to 300 votes will respect to any matter upon which the holders of the Corporations common stock are entitled to vote and there are no limitations on Mr. Marsala's voting. This voting power became in effect upon registration with the Secretary of State of Delaware in March 2000. Since the issuance of the Preferred "C" there has been no matters upon which the Company has requested a vote from its shareholders.

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

Share Price:                   $0.15             $0.10            $0.075
                               -----             -----            ------

Shares Issuable:

Conversion of Notes        9,385,089        11,955,989        14,872,427

Exercise of outstanding
  warrants                10,092,524        10,092,524        10,092,524

Exercise of warrants
  issuable upon future note
  conversions              2,789,411         3,924,196         5,153,538
                         -----------       -----------       -----------

Total                     22,267,024        25,972,700        30,118,489
                          ==========        ==========        ==========

The table below shows the shares of the Company's common stock which would be issued assuming all Series C Preferred shares were converted into shares of the Company's common stock, based upon varying prices of the Company's common stock.

Share Price:                   $0.15             $0.10            $0.075
                               -----             -----            ------

Shares Issuable:

Preferred Shares           6,838,778         6,838,778         7,112,329

Warrants                   7,147,891         7,147,891         7,433,806
                         -----------       -----------       -----------

Total                     13,986,669        13,986,669        14,546,135
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

     In February 2000, the Company had been designated with an "E" after its trading symbol and had thirty days to comply with new listing requirements to maintain it OTCBB status which requirements primarily consisted of the need to file and clear a Form 10SB registration statement, or it would be delisted. By virtue of NASDAQ's misunderstanding of the OSK transaction (NASDAQ thinking it was a reverse merger into OSK, which latter firm already met necessary listing requirements, while in reality it was an acquisition of OSK by NYRR, which still left NYRR with the requirement to file and clear its Form 10SB). The "E" was removed and the Company did not become delisted until April 20, 2001 when NASDAQ realized its mistake. (i.e. The improper assumption that the transaction was a reverse merger and that NYRR had not cleared its 10SB.The Company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The $205,200 excess of purchase price over net assets acquired was recorded as goodwill. Goodwill is being amortized over four years. No pro forma financial information is presented as the operations of OSK were immaterial.

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


Share Ownership Assuming No Exercise or Conversions.

                                    Shares of
Name                                Common Stock            Percent of Class

Ronald W. Bridges                      50,000                       *

Darryl Caplan (1)                   1,882,625                    1.1%

Joel Marcus                                --                      --

Wayne A. Eastman                       60,000                       *

Sabato Catucci                             --                      --

Gordon Kuhn                                --                      --

Robert R. Crawford                 4,400,000                     2.6%

Arline C. Crawford (2)              1,250,000                       *

R. Bruce Crawford                   5,400,689                    3.2%

Estate of A. S. Daniels (2)        6,304,944                     3.7%

Citrus Springs Trust (2)           31,199,786                   18.3%

All Officers and
Directors as a Group (six persons)  1,992,625                    1.2%

Share Ownership Assuming Exercise or Conversion of all Notes, Preffered Shares, Options and Warrants.
                                    Shares of
Name                                Common Stock            Percent of Class

Ronald Bridges                         50,000                       *

Darryl Caplan (1)                   2,084,924                       *

Joel Marcus (4)                       120,000                       *

Wayne Eastman                         110,000                       *

Sabato Catucci                             --                      --

Gordon Kuhn                                --                      --

Robert R. Crawford                  5,029,452                    2.4%

Arline C. Crawford (2)              3,750,000                    1.8%

R. Bruce Crawford                   5,400,689                    2.6%

Estate of A. S. Daniels (2)         6,510,944                    3.1%

Citrus Springs Trust (2)           31,611,590                     15%

John Marsala                       16,951,352                     8%

Steven Hirsch (3)                  12,251,768                    5.8%

All Officers and Directors
  as a Group (six persons)          2,364,924                    1.1%

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

Prior to the Company's acquisition of 51% of JST in April 1999, Mr. Marsala was the largest shareholder of JST and owned approximately $300,000 of the Company's convertible notes, which were issued between December 1997 and January of 1999 and were purchased for cash. Mr. Marsala received 1,771,777 shares of common stock of the Company for the shares he exchanged of JST. (SEE Item 1. Description of Business-Trucking Operations for further disclosure on this transaction.) Subsequent to the JST acquisition, Mr. Marsala additionally loaned the Company approximately $200,000 in cash during May\June of 1999. He received in June 1999, $200,000 in convertible notes that matured in December 1999. The two notes of approximately $100,000 each were convertible at $.08 and $.14, respectively and upon conversion the holder would have received .5 warrants for each share received from the conversion. The warrants were exercisable at $.12 and $.18, respectively, and would have expired 90 days after SEC clearance of a registration statement for the underlying shares of the warrants. The $200,000 in notes and the above mentioned $300,000 of notes held by Mr. Marsala were converted to Preferred "C" stock in June 2000.

In December 1999, the Company could not meet its obligations with respect to various representations made by it regarding payment or the availability of a sufficient number of authorized but unissued shares to timely meet convertible debenture conversions and avoid Company default (regarding notes issued in 1998 through 1999 and were to mature December 31, 1999). In December 1999, if all outstanding notes, warrants and options were converted, the Company would have had approximately 206,000,000 shares outstanding. This is approximately 6,000,000 more than the Company had authorized.

In December 1999, the Company began to contact the holders of the largest amount of these notes and asked if the holders would extend their notes or accept new convertible Preferred stock in exchange. The principal terms of the Preferred offer were, a deferment on conversion until June 2000 and a dividend of 10% per annum with all other conversion terms identical to those contained in the holders notes. The largest holder of the notes, Mr. Marsala, proposed that since the Company could not issue additional shares or warrants as an incentive to extend the notes due date and could not pay the amounts owed, the holders should receive 300 to 1 voting rights. With this modification, Mr. Marsala indicated he would agree to convert into the newly formed preferred stock. If the Company did not come up with a satisfactory resolution, Mr. Marsala indicated that he would be forced to pursue his legal remedies. The Board unanimously approved the modification and in December 1999, the Company offered the convertible noteholders the right to exchange the convertible notes that were about to default, into Preferred "C" stock. The principal terms of the Preferred "C" offer were, a deferment on conversion until June 2000, special voting rights of 300 votes for each share of Preferred acquired, a dividend of 10% per annum and all other conversion terms identical to those contained in the holders' notes. The Preferred "C" shares have no time limitation nor mandatory conversion date. The December 1999 offer was memorialized in the "Certificate of designation, preferences and rights of the Series "C" Preferred stock of New York Regional Rail Corporation" filed as an exhibit to the Company's Registration Statement filed March 6, 2001. This document contains the material terms of the shares including the voting rights and that they were not convertible until June 2000.

By accepting the exchange offer Mr. Marsala lost his ability to convert into common which at that point would have entitled him to utilize Rule 144 every three months to sell such restrictive shares (as free trading) subject to volume limitation imposed by Rule 144. This valuable conversion right was lost from December of 1999 until June of 2000. In exchange for losing such valuable right Mr. Marsala was given additional voting rights, in an arm's length negotiation agreed to unanimously by the Company's Board as a means in getting Mr. Marsala to forebear from pursuing his legal remedies on the notes due date. The term "arms length" as utilized herein is utilized not withstanding the fact that Mr. Marsala, at the time was both a creditor and shareholder of the Company due to the fact that he negotiated his proposal, on his own behalf, with the Company's Board and then absented himself from both the Board's discussion and determination which resulted in the Board's unanimous approval. The Company did not seek an outside opinion as to the reasonableness or fairness of the terms of the Preferred "C" since the additional voting rights being granted would expire upon conversion of the Preferred "C" shares. In addition Mr. Marsala did not request nor was he given board representation nor was he ever proposed to be or elected as a member of the Board. The legal remedies Mr. Marsala relinquished pursuing were seeking a judgement on the principal and interest due plus legal and collection fees, which were his rights under the notes. He then could have levied against the Company's bank accounts, receivables and assets thereby causing the Company extreme hardship.

The total amount of the convertible notes subject to the exchange offer for Preferred was approximately $2,100,000. The number of common shares which could be issued from the convertible notes subject to the exchange offer was approximately 36,850,000 (22,200,000 shares and warrants of approximately 14,650,000, which upon exercise would result in 14,650,000 additional shares). Of the $2,100,000, Mr. Marsala held approximately $500,000, which were to mature on December 31, 1999. Of the 36,850,000 shares that could have been issued from the convertible notes, Mr. Marsala's conversion was approximately 13,100,000 (6,400,000 shares and warrants of approximately 6,700,000). From 1997 to 1999, Mr. Marsala's had agreed to extend the maturity date of his notes when they became due. In return for the extensions Mr. Marsala received additional warrants. Additionally, his conversion prices varied at different times of issuance and were lower than other holders of other notes about to default Mr. Marsala agreed to convert his notes while, with the exception of one holder who partially converted, the other similarly situated holders of the convertible notes elected to convert to approximately 14,500,000 shares and 7,250,000 warrants, which could convert into 7,250,000 additional shares, so that they could receive trading stock. The holder who partially converted, converted all notes held except for $150,000 (which upon conversion would be 1,300,000 shares and warrants of approximately 700,000, which upon exercise would result in 700,000 additional shares). Since the Company had an insufficient number of shares to issue of approximately 6,000,000 and Mr. Marsala's conversions were in excess of this amount, the shortfall was temporarily cured until June 2000, when Mr. Marsala could once again convert into common. At the time of the Preferred offering, the Company had anticipated that by June 2000 it would requested from its shareholders a vote, at its annual meeting, to resolve the insufficiency.

The Company issued approximately 14,500,000 shares and 7,250,000 warrants (which could convert into 7,250,000 additional shares) as a result of conversions. These conversions occurred in December 1999 and January 2000. The warrants allow the holders to purchase shares of the Company's common stock at prices ranging between $.12 and $.18 per share. The warrants will expire 90 days after a registration statement covering the shares issuable upon the exercise, has been declared effective by the Securities and Exchange Commission.

The Preferred "C" shares were granted in December of 1999 after which, in January 2000, Mr. Marsala loaned JST $155,000 in cash and personally guaranteed $175,000 of JST's equipment leases. Each Series "C" Preferred Share is entitled to 300 votes will respect to any matter upon which the holders of the Corporations common stock are entitled to vote and there are no limitations on Mr. Marsala's voting. This voting power became in effect upon registration with the Secretary of State of Delaware in March 2000. Since the issuance of the Preferred "C" there has been no matters upon which the Company has requested a vote from its shareholders.


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
 Net loss per common share basic     $     (0.02)  $             $      (0.04)

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2002.

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