Form 10KSB
period 2001-12-31
NEW YORK REGIONAL RAIL CORP
filed 2002-04-10
CIK 1020173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $4,289,740.

The aggregate market value of the voting stock held by non-affiliates of the Company, (126,708,451 shares) based upon the closing price of the Company's Common Stock on March 27, 2002 was approximately $ 6,335,423.

As of March 27, 2002 the Company had 172,066,491 issued and outstanding shares of common stock.

                                     PART I


Item 1. Description of Business.

BUSINESS DEVELOPMENT

     The Company was incorporated in Delaware on April 19, 1994 under the name Best Sellers Group, Inc. Between April 1994 and May 1996 the Company was involved in a number of businesses, all of which have since been discontinued.

     In May 1996 the Company acquired all of the issued and outstanding common stock of New York Regional Rail Corporation ("NYRR"), a Delaware Corporation, in consideration for the issuance of 87,000,000 shares of the Company's common stock. NYRR is a short-line railroad, which transports freight via barges across New York Harbor. As a result of this acquisition, the Company changed its name to "New York Regional Rail Corp". NYRR currently owns 93% of New York Cross Harbor Railroad, Inc. ("NYCH"), a corporation which transports freight via barges across New York Harbor, and a 95% interest in CH Proprietary, Inc. ("CHP"), a corporation which owns substantially all of the equipment used by NYCH in conducting its rail/barge freight transportation operation.

     In April 1999, in an arm's length transaction, the Company purchased a 51% interest in JS Transportation, Inc. ("JST"), in exchange for 5,000,000 shares of unregistered common stock, and escrowed an additional 1,000,000 shares to settle outstanding JST liabilities. JST, which was incorporated in New Jersey in 1998, is a regional trucking company in the business of short-haul freight transportation and landfill management. Unless otherwise indicated, any reference to the Company also includes NYCH, CHP and JST. As of March 27, 2002, 160,000 of shares escrowed had been used to satisfy JST liabilities of $175,300 to non-affiliates of the Company. Once the parties determine that the liabilities no longer exist or upon acquisition of the remaining 49% of JST, any remaining shares will be returned to treasury. There is no time limit on the events of return.

    The number of shares that the Company issued for the 51% interest in JST was based upon the following considerations:

               (1) the  market  value of the  Company's  common  stock;
               (2) the capital contributed to JST by JST's shareholders; and
               (3) JST's monthly revenues.

     The Company acquired only 51% of JST because the Company wanted Todd Sage, JST's General Manager, to retain a financial interest in JST for a period of time following the acquisition. Although the Company does not have any formal agreements concerning the acquisition of additional shares in JST, the Company can acquire the remaining 49% interest in JST for 7,000,000 shares of the Company's common stock. At its next annual meeting the Company may request its shareholders to approve the acquisition of the remaining 49% interest in JST.

          The following persons own the remaining 49% of JST:

               Todd Sage                         14.7%
               Darryl Caplan                      9.6%
               John Marsala                       9.0%
               Michael Hausman custodian
               UGMA for Daniel Marsala            8.4%
               Aspen Gold Corp.                   7.3%

Todd Sage is JST's general manager. Darryl Caplan was an officer and director and corporate counsel of the Company until January 2002. John Marsala is the beneficial owner of more than 5% of the Company's common stock and has the right to cast a majority vote of the shares, which are entitled to vote at any meeting of the Company's shareholders. Mr. Marsala was the largest shareholder of JST and owned approximately $300,000 of the Company's convertible notes, which were issued between December 1997 and January of 1999 and were purchased for cash. John Marsala disclaims all beneficial interest in Michael Hausman custodian UGMA for Daniel Marsala, his son other than that which may be attributed to him by operation of law. Aspen Gold Corp. is not affiliated with the Company.

     In February 2000, the Company purchased a 100% interest in OSK Capital I Corp. ("OSK") in exchange for 480,000 shares of common stock and $18,000 in cash. The Company's current business plan for OSK is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The $205,200 excess of purchase price over net assets acquired was recorded as goodwill. Goodwill is being amortized over four years. No financial information is presented, as the operations of OSK are not material.

     In September 2000, JST acquired the assets of MHT Incorporated ("MHT"), in an arm's length transaction. MHT is a small regional trucking company engaged in waste transportation. MHT's assets included three tractors and two trailers and a customer base generating over $500,000 in annual sales. The assets of MHT were acquired for 200,000 restricted shares of the Company's common stock and the assumption of liabilities in the amount of $156,000.

         The Company's headquarters are located at 4302 First Avenue, Brooklyn, NY, 11232. The Company's telephone number is (718) 788-3690 and its fax number is (718) 788-4462.


BUSINESS OF REGISTRANT

   RAILROAD OPERATIONS

     The Company is part of the national railroad system and holds a Surface Transportation Board certificate of convenience and necessity for the movement of rail freight by rail barge across New York Harbor. The Company operates from its Greenville Terminal Yard in Jersey City, New Jersey, and Bush Terminal Yard in Brooklyn, New York. On the West Side of New York Harbor, the Company exchanges (interchanges) rail cars with the Canadian Pacific ("CP"), CSX Transportation ("CSX") and Norfolk Southern ("NS") railroads at Conrail Shared Assets Operation's ("CSAO") Oak Island interchange yard, New Jersey. On the East Side of New York Harbor, the Company interchanges rail cars with CP and the New York and Atlantic Railroad ("NYA") at Bayridge Junction interchange yard, Brooklyn, NY.

The Company has historically functioned as a transfer station for freight onto and from the national railroad system. Most of the Company's "bridge traffic" (defined below) or "transfer" freight arrives at its Greenville yard and is destined for points East. The primary commodities that the Company "transferred" from West to East, during 2001 and 2000 were forest products, such as paper and lumber, plastic resins, and gases, such as propane and freon. The chief commodities that the Company "transferred" from East to West, during 2001 and 2000 were scrap products, such as scrap metal and recycled paper. For the year ended December 31, 2000, cocoa shipments accounted for approximately 45% of NYCH's revenue and was the only commodity that "originated" from NYCH's facilities. Cocoa arrives at the New York ports from the producing countries and is stored for future deliveries.

     Beginning in April 2000, the Company changed the focus of its rail operations. The Company began a multi-phase project that included site clearance, paving and lighting to expand and fully utilize the resources at its Greenville Yard. Previously the Company was only utilizing approximately 7 acres, which contain the Company's track, leaving 15-acres of property unused. This project was completed in March 2001 and upon completion, the Company began expanding its terminal facility for transloading, warehousing and distribution activities. Transloading involves the unloading of freight from rail cars onto trucks for delivery or the loading of freight from trucks onto rail cars for shipment. The Company intends to warehouse commodities, expected to be distributed within 30 days from arrival.


         Management chose to change the Company's focus because:

1.       it provided the most advantageous use of the Company's resources;
2. conventional rail growth is facilitated by manufacturing, mining or agricultural activities that occur in a close geographic proximity to rail. (These activities are not present in the NYC metropolitan region, so the Company studied alternatives which would allow the growth in its rail segment);
3. by creating new "origination" business, the Company would have the potential for a strong stable foundation to grow the other areas of its business;
4. such new focus would decrease the Company's traditional dependency on other railroads to provide the Company its revenue;
5. such long-term, built-in business would make the Company less susceptible to economic and market forces;
6.       creation of this type of business would facilitate assimilation of JST;
7. with JST's involvement, the Company would have a complete turn-key solution for its customer's potential needs; and
8. such new focus would provide an opportunity for revenue growth for both JST and NYCH.

     In March 2001, the Company began to set-up transload areas in its yard and signed a multi-year agreement, with Merco Joint Venture, LLC, for the transload of bio-solids. Although this contract terminated shortly thereafter, the Company was able to sign another multi-year agreement, with Unified Services Group, for the transload of bio-solids in June 2001. In August 2001, the Company began to transport freight under this contract. In December 2001, the Company signed an additional multi-year agreement with Transload Services, L.L.C for the transload, warehouse and distribution of structural steel products. In March 2002, the Company began to receive carloads of steel for distribution. In March 2002, the Company began the transloading and shipment of additional containerized freight. These transload areas allow the Company to utilize its Greenville Yard more productively and engage the Company's trucking subsidiary, JST, in the operations. The Company anticipates it will be able to continue to grow this facility and to duplicate its successes at its yard in Brooklyn. (See
Item 6 - Management's Discussion and Analysis or Plan of Operation for further details).

         The Company now has four distinct areas of business:

     1) Bridge Traffic. At both its terminals, the Company receives rail cars, which are loaded onto float barges, and are ferried by tugboat between Greenville Terminal (NJ) and Bush Terminal Yard (NY).

          a) Westbound Freight: Railcars arrive either from local customers or from the Bayridge Junction interchange yard. They are then loaded onto float barges, and are ferried by tugboat to Greenville Terminal where they are sorted for local New Jersey delivery or are interchanged with CSAO for destinations on the national rail network.

          b) Eastbound Freight. When the railcars arrive at the Greenville Yard from the national rail network they are loaded onto float barges, and are ferried by tugboat to Bush Terminal where they are sorted for local New York delivery or are interchanged with the NYA for destinations in Long Island or the Northeast.

     2) Transload Operations. At both its terminals, the Company receives rail cars that are destined for transload operation.

          a) Greenville Operations:

               i) Bio-solids. Rail cars arrive at Greenville Terminal and are set aside on holding tracks. Trucks carrying loaded containers from various locations throughout the City of New York arrive at the Greenville facility where the containers are loaded onto the rail cars by means of a forklift. Empty containers are then placed on the trucks for reloading. Once the rail cars are loaded they are interchanged with CSAO for destinations on the national rail network.

               ii) Steel. Loaded rail cars arrive at Greenville Terminal and are set aside on warehouse tracks. Trucks are loaded with the steel using a crane and commence local delivery. Steel is sometimes warehoused for future delivery. Once the rail cars are emptied they are interchanged with CSAO for their reload destination.

               iii) Other containerized freight.

                    (1) Empty rail cars. Rail cars with empty containers arrive at Greenville where they are placed on holding tracks. Trucks with loaded containers are unloaded directly onto the rail cars. The empty containers are then placed on the trucks for reloading. Once the rail cars are completely loaded they are interchanged for final shipping.

                    (2) Loaded rail cars. Rail cars with loaded containers arrive at Greenville where they are placed on holding tracks. The loaded containers are placed on empty trucks which then set out for their local deliveries. Once the rail cars are emptied they are interchanged with CSAO for their reload destination.

          b) Bush Terminal:

               i) Pipe. Loaded rail cars arrive at Bush Terminal and are set aside on warehouse tracks. Trucks are loaded with the pipe using a crane and commence local delivery. Pipe is sometimes warehoused for future delivery. Once the rail cars are emptied they are interchanged with CSAO for their reload destination.

               ii) Scrap Metal. Empty rail cars arrive at Bush Terminal where they are placed on holding tracks. Truckloads of scrap metal are unloaded into the waiting rail cars by means of a magnetic crane. Once the rail cars are loaded they are interchanged for final shipping.

               iii) Lumber. Loaded rail cars arrive at Bush Terminal and are set aside on warehouse tracks. Using a forklift, trucks are loaded with lumber in order to commence local delivery.

     3) Shipside & Dockside. The Company can, by means of its float barges, anchor shipside or dockside for receipt or delivery of various types of cargo. If the cargo is destined for local delivery it can then be ferried to the appropriate terminal for offloading or transported to its final destination. During 2001, the Company used the shipside method of the transfer of large electrical transformers and regularly uses the dockside method for cocoa.

          a) Cocoa- The Company is the "originating" railroad for the majority of the country's supply of Cocoa. Empty rail cars arrive in Greenville where they are loaded onto float barges for ferrying to the Brooklyn docks at Redhook. At Redhook, the Company in conjunction with American Stevedoring and the Port Authority of New York & New Jersey have developed an efficient system whereby the Company's float barges are docked pier-side. Then, using a system of ramps or conveyor belts, the beans are loaded directly from the warehouses. Once loaded they are ferried back to Greenville Terminal and are placed on the national rail network for final destination across the country. During the year ended December 31, 2001, cocoa shipments accounted for 30% of NYCH's revenue.

     4) Local Deliveries. At both its Greenville and Bush Terminal facilities the Company receives rail cars destined for its local customers in Brooklyn. Rail cars received in Greenville are transported via float barge to Bush Terminal. From Bush Terminal, all rail cars are delivered directly to the Company's rail served customers.


     CURRENT BUSINESS

     Since Conrail's operations were acquired by Norfolk Southern and CSX Transportation in June 1999, both NS and CSX have used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. The Company believes this trend will continue as the Company continues to prove it has a fast and reliable delivery system able to fulfill their customer's needs.

     Most freight that is transported by rail travels substantial distances, usually over more than one railroad. To facilitate pricing, Class 1 railroads, such as NS and CSX, price and collect freight charges on behalf of all railroads along the route. The portion that belongs to each railroad is known as their tariff division. The Company comprises part of the traffic route for most rail freight transported across the New York City harbor.

     During the year ended December 31, 2001, NS and CSX collected approximately 66% and 14%, respectively of NYCH's receivables. (See Item 6 - "Management's Discussion and Analysis or Plan of Operation" ... "General" for further discussion on the reason for the decline in NS's percentage during fiscal year
2001). During the year ended December 31, 2000 these collections were approximately 78% and 7%, respectively.

     As of December 31, 2001, the Company's rail operation had approximately 48 active customers. During the periods listed below the following customers accounted for more than 10% of the Company's revenues from its railroad operations:

                                         Year ended December 31,
                                        -----------------------

                                           2001           2000
                                          ------         ------
               Hershey Foods                16%            23%
               Bloomer Chocolates (1)        9%            16%
               Star Corrugated               7%            12%
               Unified Services (2)         10%             *

   * Unified Services began to transport freight via the Company in August 2001.
  (1) Bloomers main facility was closed during the year due to a fire. (See
      Item 6 - "Management's Discussion and Analysis or Plan of Operation" ... "General" for further information).
  (2) Does not include the JST portion of the revenue.

     The Company's current operating capacity is approximately 2,000 carloads per month. For the month ended February 28, 2002, the Company was transporting approximately 322 carloads per month (a carload refers to one loaded rail car). This is an increase from periods prior to February 28, 2000, when the Company was transporting an average of approximately 290 carloads per month. The Company charges between $250 and $1,250 per carload depending upon the length and weight of the railcar, and the type of commodity being shipped. The Company estimates that depending on the mix, it needs to transport at least 300 carloads per month in order to be marginally profitable.

     OPERATING PROPERTY AND EQUIPMENT

       The Company's rail equipment, including leased equipment, consists of the following;

                                       Operational           Non-Operational

      Locomotives                           3                       4
      Float bridges                         2                       4
      Float barges                          3                       1


     The Company has approximately 13 miles of track on the New Jersey and Brooklyn waterfronts. All of the Company's track is operational and in good working order. Float bridges serve as the rail link between the Company's float barges and the Company's land-based rail tracks. Two of the Company's three operational float barges are 40 ft. by 290 ft. and one is 41 ft. by 360 ft. Each float barge contains three rail tracks and can hold between seven and eighteen railcars depending upon the size of the railcars being loaded and the size of the car float used.

     Diesel-fueled locomotives are used by the Company to switch railcars at its Bush Terminal and Greenville facilities. The Company currently leases two (2) locomotives, on a month-to-month basis, from BDL Enterprises, Inc. Tugboat services are subcontracted from McAllister Marine Towing & Transportation Company on a monthly basis.

     The Bush Terminal is operated by the Company on a month-to-month permit with New York City. Although this facility is fully operational, it currently operates at less than 10% of its total capacity. The monthly rental of the Bush Terminal is $2,200. (See Note H and Note I of the Financial Statements). The Greenville Yard serves as the primary rail car float facility in New Jersey and connects by rail to the Oak Island freight yard in Newark, New Jersey. The Greenville Yard is situated on a one-mile long, 22.14-acre parcel leased to the Company until 2023 at an annual rental rate of $28,825 per year. The lease agreement with Conrail also transferred all real property associated with the operation of the rail yard to the Company for $1.00. (See Note H of the Financial Statements).

     THE FUTURE POTENTIAL OF RAIL

     In May 2000 the City of New York published a Major Investment Study entitled "Cross Harbor Freight Movement". The study was conducted by the New York City Economic Development Corporation to address shortcomings in New York City's freight transportation network and sighted specific problems due to the region's reliance on trucking. Among the findings of the study were:

     * The New York City metropolitan region is the only major economic area in the United States that has a freight transportation system that is almost completely dependent on its highway system. In the New York City metropolitan area, 97% of freight is moved via truck versus 3% by rail. All other major metropolitan regions are roughly balanced at 60% truck versus 40% via rail,

     * 10,950,000 estimated truck crossings per year in the New York City metropolitan area (a truck crossing occurs when a truck travels over a bridge or through a tunnel). In contrast, rail traffic into the New York City metropolitan area is estimated to be 19,500 railcars per year (a railcar holds the equivalent of three to four truckloads),

     * The region has significant traffic congestion, which causes delays in freight shipments,

     * The substantial truck traffic causes excess burdens on the regions' infrastructure and results in additional maintenance costs on its roadways and brides,

     * Modern "high-cube" cargo containers on trailers reach 13' in height, exceeding Lincoln and Holland Tunnel vertical clearances, forcing more heavy-duty truck traffic onto the George Washington and Verazanno Narrows Bridges, increasing distance, time and truck freight costs into the region,

     * That increased use of a cross-harbor rail/float operation, such as that provided by the Company, is the most efficient means of moving rail freight throughout the New York City region. The 2.5 mile float barge trip across the New York City harbor takes approximately 45 minutes and eliminates a 35 to 50 mile truck trip across the New York City regional bridge, highway and tunnel system, and

     * The study's analytical findings on the alternatives evaluated, stipulated that a railcar float operation, such as the Company's, provides an 8.38 to 1 benefit to cost ratio. This ratio was over 223% higher than any other alternative evaluated.

     The Company believes that based upon this study's recommendations and by providing a faster, lower cost service for the movement of freight between New York and New Jersey, significant opportunities to increase revenues will arise. The study's recommendations included methods that would help causes a substantial portion of the freight presently transported by truck to be transported by rail. (The full text of the Major Investment Study can be found on the internet at www.crossharborstudy.org/reports.html).

     As a result of the study, in March 2000, the City of New York completed more than $20 million in improvements on the 65th Street Rail Yard facility, including construction of two new rail transfer bridges. This facility includes not only the float bridges but also, intermodal tracks and loading docks.

     In addition to the foregoing, the Company also believes there is an emerging market for rail shipment of hazardous and non-hazardous waste. The City of New York has completed a long-term plan for the removal of the 26,000 tons of waste that it produces daily. The main impetus for the plan was the closure of the Fresh Kills Landfill in March 2001. In the past, this facility was the primary recipient of this waste. The City's Plans calls for the waste to be trucked, barged and railed to out-of-state landfills. From the outset this plan has been hampered with problems, litigation and public outcry. First, the planned site of the barge operations in Linden, New Jersey has been subject of litigation and has not been approved. Second, the already fragile highway and bridge infrastructure has now been hindered by an additional 1,000 garbage truck crossings daily. Third, there has been a tremendous public outcry from the "not in my backyard" and other public advocacy groups, as well as, environmental groups who object to the various methods contemplated for the removal of the waste. The Company believes that use of its system can help alleviate some of the City's waste while properly addressing the advocacy and environmental groups' concerns.

     In March 2002, the City of New York gave the Canadian Pacific Railroad final approval to operate the 65th Street Rail Yard. However, Canadian Pacific has informed the City that it will not use the float bridges. The City and the Company are currently negotiating for use of the float portion of the yard. If the Company is not successful in these negotiations, the operator chosen for the float portion of the yard will have to contract with the Company because its Greenville yard is the only facility on the New Jersey side of the harbor which is capable of handling rail cars transported by float barges.

     If additional capacity is needed in the future, the Company plans to repair one of its float bridges and lay four to five miles of additional track at the Greenville yard, at a cost of approximately $8,000,000, to increase capacity to approximately 4,000 carloads per month. If more capacity is still needed the Company can add four float bridges, at a cost of approximately $18,000,000, to increase capacity to 10,000 carloads per month. (See Item 6 - Management's
Discussion and Analysis or Plan of Operation... "Liquidity and Capital Resources").


   TRUCKING OPERATIONS

     CURRENT BUSINESS

     JST is a short-haul regional trucking company, which has historically hauled and disposed of commercial and residential trash (a.k.a. municipal solid waste ("MSW")). JST collects trash and other solid waste from transfer stations operated by collection companies, such as Waste Management and Republic Waste Services. JST does not collect the MSW directly from residential or commercial customers. The waste collected from the transfer stations is then hauled to various waste dumps and landfills.

     In addition to its core MSW business, in May 1999, JST began entering into landfill contracts to handle construction and demolition ("C & D") debris. JST collects the C & D from either on-site excavations or from C & D transfer stations and then hauls it to various C & D dumps and landfills.

     During 2001, management has further diversified the freight handled by JST. In July 2001, JST in conjunction with NYCH, the Company's rail subsidiary, entered into a long-term contract for the movement of bio-solids. The Company picks up containers at various locations throughout the City of New York and transports them to the Greenville rail facility for further shipment by NYCH. In December 2001, the Company entered into a long-term contract for the movement of structural steel and related products. JST picks up loads of steel at the Company's Greenville facility for local destinations in New Jersey, New York and Long Island. During 2001, the Company also transported various other types of containerized freight. Despite the fact that MSW and C & D makes up the majority of the freight handled, other freight such as pipe, structural steel, rolled steel and bio-solids have begun to make up a greater percentage of the Company's business.

     JST services customers and transfer stations in New Jersey, the New York City metropolitan area, Virginia, Pennsylvania, Maryland, and Delaware.

     As of December 31, 2001, the Company's trucking operation had approximately 41 active customers. During the periods listed below the following customers accounted for more than 10% of the Company's revenues from its trucking operations:

                                       Year ended December 31,
                                       -----------------------

                                          2001           2000
                                         ------           ------
      Waste Management                     15%              15%
      Construction Demolition Recycling    26%              10%
      Republic Services                     7%               4%
      Unified Services (1)                 10%               *

  *  Unified Services began to transport freight via the Company in August 2001.
 (1) Does not include the NYCH portion of the revenue.


     OPERATING EQUIPMENT & PERSONNEL


        The Company's Trucking equipment, including leased equipment, consists of the following;

                                                  Not in used and/or
                                Operational         non Operational
                                -----------       -------------------
                 Tractors           13                    13
                 Dump Trucks         5                     0
                 Trailers           25                    11


     As of March 27, 2002, JST owns twenty-five (25) tractor/trailers. The Company is currently evaluating the vehicles that are either not used in or are non operational. It is the Company's intention to either repair or dispose of this equipment. In addition to owned equipment, JST leases seven (7) flatbed trailers, five (5) tri-axle dump trucks, four (4) dump trailers and one (1) tractor.

     The equipment owned by JST is leased to a subcontractor, GM Trucking Inc. ("GM"), on a month-to-month basis. GM hauls and disposes of the waste for JST's customers and bills JST for the drivers and related expenses. JST is not required any licenses or permits which are material to its operations since subcontractors perform the waste hauling and disposal services. By subcontracting its personnel requirements, JST is able to reduce administrative expenses and avoid the need to obtain the licenses and permits required to haul and dispose of waste.

     During 2001, the Company regularly employed five (5) additional union and non-union subcontracting companies to facilitate its freight operations. These companies run approximately twelve (12) additional tractor/trailers to service the Company's business needs. During periods of peak demand the Company employs the services of various other subcontractors for use of ten (10) to twelve (12) additional tractor/trailers and has verbal understandings with several other subcontractors on an "as needed" basis.

     In January 2002, JST signed a collective bargaining agreement with the International Brotherhood of Teamsters, Local 701. This union agreement allows JST to service its customers sites where union drivers are required. JST uses a professional employer organization ("PEO") to "lease" these union drivers. A PEO an organization that provides an integrated and cost effective approach to the management and administration of the human resources and employer risk of its clients, by contractually assuming substantial employer rights, responsibilities, and risks. JST then pays the PEO, who in turn pays the payroll taxes and the drivers directly. The Company finds that leasing its drivers from the PEO provides it with a very cost effective solution to the normal administrative requirements and the additional costs, which would normally be needed to administer its own personnel. Additionally, by leasing its employees the Company is better able to focus on its core business.

     FUTURE OF TRUCKING

     JST believes it can further expand its business and/or meet its future equipment needs by subcontracting with additional companies, by directly leasing the equipment or by acquiring other smaller trucking companies. As of March 27, 2002, JST did not have any definitive agreements relating to the acquisition of any other trucking companies. (See Item 6 Management's Discussion and Analysis or Plan of Operation ... "Liquidity and Capital Resources").

COMPETITION

     Although the Company is the only carrier transporting rail cars across New York Harbor, the Company faces intense competition from other railroads for the movement of commodities and bulk freight. The Company also competes with medium and short-haul trucking companies for the transportation of commodities. Any improvement in trucking legislation, for example, allowing increases in truck size or allowable weight, could increase competition and may adversely affect the Company's business. The Company believes that competition for the freight transported by the Company is based, in the long term, as much upon service and efficiency as on rates. As a result, the Company strives to offer shippers greater convenience and better service than competing forms of transportation and at lower costs.

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


REGULATION

     The Company's rail operations are subject to regulation by the Surface Transportation Board (STB), the Federal Railroad Administration (FRA), state departments of transportation and some state and local regulatory agencies. The STB has jurisdiction over, among other things, service levels and compensation of carriers for use of railcars by other carriers. The STB also authorizes extension or abandonment of rail lines, the acquisition of rail lines and the consolidation, merger or acquisition of control of railroads. The STB may review rail carrier pricing in response to a complaint concerning rates charged for transportation where there is an absence of effective competition. The FRA has jurisdiction over safety and railroad equipment standards and regularly monitors the maintenance of the Company's equipment. The Company is of the opinion that it is in compliance with all applicable regulations of the STB and the FRA.

     Since l980, federal regulatory policy has emphasized the promotion of revenue adequacy (e.g., the opportunity to earn revenues sufficient to cover costs and attract capital) for the railroads and has allowed competition to determine to a great extent rail prices and route and service options. As a result of this in legislative policy, the railroad industry's rate structure has evolved from a system of interrelated prices that applied over different routes between the same points to a combination of market-based prices. While federal regulation of rail prices has been significantly curtailed, federal regulation of services continues to have a material effect on profitability and competitiveness in the railroad industry.

     The Company's trucking operations are subject to regulation by various federal and state departments of transportation and some state and local regulatory agencies. However since JST utilizes the services of subcontractors to transport waste, JST is not currently required to have any permits or licenses from any federal, state or local government agencies.


ENVIRONMENTAL MATTERS

     The operations of the Company and JST are subject to various federal, state and local laws and regulations relating to the protection of the environment.
These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the United States Environmental Protection Agency and comparable state agencies that govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. The Company believes that its operations are in compliance in all material respects with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, there is always the possibility that current regulatory requirements may change, currently unforeseen environmental incidents may occur, or past non-compliance with environmental laws may be discovered on the Company's properties. In any of such events, the business, prospects, financial condition and results of operations of the Company could be materially adversely effected.

     NYCH received a Phase I environmental clearance report prior to signing its lease on the Greenville yard in 1993. In addition, the Company received a letter from Conrail indemnifying the Company with respect to environmental claims that pertain to activities prior to 1993.

     Pursuant to the Emergency Planning and Community Right to Know provisions of the Superfund Amendments and Reauthorization Act the Company has adopted procedures that employees will follow in case of any inadvertent release of hazardous materials. The Company periodically conducts training exercises with respect to these procedures as required by FRA.

     Although neither NYCH nor JST transports or disposes of toxic, hazardous or medical waste, NYCH, transports hazardous materials (primarily propane and freon) across New York Harbor. The Company has a permit from the US Department of Transportation to transport hazardous materials.

     See Item 3 of this report for information concerning a lawsuit filed against the Company, which alleges that the Company disposed of hazardous waste at the Company's Bush Terminal.


EMPLOYEES

     As of March 27, 2002, the Company had ten (10) total employees, seven (7) full-time employees and three (3) part time employees.

     Of these employees, three (3) serve as executive officers, one (1) on a full time basis as C.O.O. of the rail operations, one (1) on a full time basis, as President & C.E.O., and one (1) on a part time basis, as Chief Financial Officer. Two (2) other employees work in administration, one (1) full-time for the rail subsidiary and one (1) part-time bookkeeper with time allocations to both subsidiaries. Of the remaining five (5) employees, four (4) work in rail and one (1) in trucking operations.

     The Company allocates three (3) employees' services to both its rail operation and trucking operations, they are its President, Chief Financial Officer and bookkeeper.

     In addition to the allocated personnel, the Company's rail operation employs six (6) full-time employees. Of these, one (1) serves as C.O.O., one (1) in administration and four (4) operational personnel. The Company has a collective bargaining agreement with the union, which was signed in August 2001 and expires in August 2004, for the Company's four (4) operational employees. They consist of a locomotive engineer, two conductors and a bridgeman. In addition to the full and part time employees, the Company employees numerous "fill-in employees" who are used to fill temporary vacancies in its operations caused by peak demand, sickness, vacations or other contingencies.

     In addition to the allocated administrative personnel, the Company's trucking operation has one (1) part-time employee, who serves as operational manager. All other personnel used in the Company's trucking operations are either leased or subcontracted.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the information contained in this Form 10-KSB for the fiscal year ended December 31, 2001 including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis or Plan of Operation".

     This Form 10-KSB includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including capital expenditures, strategic plans and future cash sources and requirements. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results of those anticipated. The words, "believe", "expect", "anticipate", "estimate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.




Item 2. Description of Property.

         (See Item 1 of this report.)

Item 3   Legal Proceedings.

     a. On November 19, 1998, the City of New York filed a lawsuit entitled "the City of New York v. New York Cross Harbor Railroad Terminal Corp., Robert
     R. Crawford and New York Regional Rail Corporation". United States District Court Southern District of New York case no. 98 Civ. 7227, against the Company and Robert Crawford, the Company's former President, for the purpose of recovering the cost of the removal and cleanup of certain hazardous substances and petroleum at the Company's Bush Terminal facility. The suit alleges that certain parties were instructed by the Company to dispose of hazardous and toxic materials in an illegal manner. The plaintiff is seeking recovery of approximately $600,000, which it claims to have spent on the investigation and cleanup of the alleged disposal, as well as all future investigation and cleanup costs, and the cost of this litigation. The Company intends to vigorously defend this action. The lawsuit is presently in the early stages of discovery; accordingly the ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this matter.

     b. Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index no. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993.
     These two individuals claim that Crawford did not pay them. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in the subsidiary
     (NYCH) and unspecified monetary damages to be determined by the court. The term "restoration of their equitable interest" is the exact wording used in the "claim for relief" section of the complaint. The term is not defined within the complaint. The Company intends to vigorously defend this action.

     c. Platinum Funding Corp. ("Platinum") v. New York Regional Rail, New York Cross Harbor Railroad Terminal Corp. and CH Partners, Inc., Superior Court of New Jersey, Law Division, Bergen County Docket No.: BER-L-10413-98 on December 24, 1998. The Company was named in a lawsuit by its former factoring agent for approximately $250,000. The balance resulted from a dispute involving a factoring agreement, which the Company entered into in December 1995. The arrearage represents a combination of uncollected accounts receivable, factoring fees and fees charged due to the Company's inability to meet certain predetermined minimum factoring levels. In March 1999, the case was dismissed. In December 1999, the Company entered into an agreement whereby the Company issued 300,000 shares of its common stock into escrow in the name of Platinum. These shares were to be registered and sold on behalf of Platinum until $250,000 was attained from said sale. Any unsold balance of the 300,000 shares would be returned to treasury. If the proceeds of $250,000 were not attained, the Company would issue additional shares to be registered and sold until the total proceeds to Platinum would be $250,000. The Company has been unable to register these shares for sale and they still remain in escrow. Platinum refiled the lawsuit in October 2000. In June 2001, they received a judgement in the amount of $250,000 plus interest, which the Company appealed. In December 2001, the Company lost this appeal. In March 2002, the NYCH's bank account was the subject of a levy by Platinum Funding. Currently, the Company is negotiating a settlement with Platinum and believes a settlement may be reached. The Company has reflected the liability to Platinum as a current liability in the Company's financial statements. Depending on the terms of the settlement, these shares may be returned to treasury and/or this liability may be changed.

     d. On November 2, 2001, NYCEDC filed an adverse abandonment petition with the Surface Transportation Board against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York seeks to remove NYCH, from Bush Terminal yard in Brooklyn, NY. The reasons stated within the City's STB filing are (i) the Company's financial condition, specifically that it has had late fees on rent since 1995 of over $20,000,(ii) the alleged dumping of pesticides and oil on the Bush Terminal property by Robert Crawford, which is the subject of ongoing litigation and (iii) ongoing failure to install a properly working sprinkler system at the Bush Terminal office building. The anticipated timeframe for a final decision from the STB is expected in April 2002. However, if the decision is appealed, the process could take an additional year. If the ruling of the STB is adverse to the Company it is the Company's intention to immediately appeal the decision and during the appeal process, request a stay of judgment. The Company intends to vigorously defend this action. In March 2002, the City of New York, with the Company's consent, requested that the STB hold the proceeding in abeyance for 60 days while the parties engage in discussions to resolve the matters. This abeyance was granted by the STB.

     The Company's Board of Directors is reviewing transactions by former management, the Crawford family, as related to the litigation in the matters referred to in (a) and (b) above, as well as, separate issues surrounding the cancellation of shares and attempted issuance of Series "B" preferred shares. The Company does not anticipate that there will be any adverse material effects on it as a result of its review.

     The Company is also a party to routine claims and suits brought against it in the ordinary course of business. Some of these matters are covered by insurance. In the opinion of management, the outcome of these claims is not expected to have a material adverse effect on the Company's business, financial condition, or results of operations. The Company has established a reserve of $56,000 for the estimated costs of litigation and settlements.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The Company intends to request a vote from its shareholders to resolve the potential insufficiency of its authorized shares. (See Item 5. Market for Common Equity and Related Stockholders Matters - "SHARES RESERVED FOR POTENTIAL FUTURE ISSUANCE" for additional information)

     At its next annual meeting the Company may request its shareholders to approve the acquisition of the remaining 49% interest in JST, which can be acquired for approximately 7,000,000 shares of the Company's common stock.

     The Company has established a tentative date in late June 2002 for holding its Annual Meeting of Stockholders for fiscal year ended December 31, 2001 with the intention that same be held in New York, New York. Specific plans as to exact date, location and agenda have not yet been finalized but once a more definitive time frame and agenda have been arrived at all stockholders of record, as of the chosen record date, shall be properly notified.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholders Matters.

(a)      Market Information

          The Registrant's common stock, $.0001 par value (the "Common Stock") was listed on the Electronic Over-the-Counter Bulletin Board and traded under the symbol NYRR until March 21, 2001 delisting (2). Since March 22, 2001 the Company's common stock has been listed on the National Quotation Data Service ("pink sheets") under the same symbol. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Registrant's securities indicated below for each full quarterly period within the two most recent fiscal years.


         Fiscal Year Ended December 31, 2000     Quarterly Common Stock Price
         By Quarter                                       Ranges (1)
         ------------------------------------     ----------------------------
                                                         High      Low
                                                        ------    -----
           March 31, 2000                               $0.63     $0.22
           June 30, 2000                                 0.49      0.24
           September 30, 2000                            0.32      0.16
           December 31, 2000                             0.22      0.09


         Fiscal Year Ended December 31, 2001      Quarterly Common Stock Bid
         By Quarter                                     Price  Ranges (2)
         ------------------------------------     ----------------------------
                                                         High      Low
                                                        ------    -----
           March 31, 2001                               $0.17     $0.09
           June 30, 2001                                 0.16      0.08
           September 30, 2001                            0.12      0.06
           December 31, 2001                             0.10      0.04


          1) The Registrant's Common Stock traded on the Electronic Over-the-Counter Bulletin Board until March 21, 2001. The following statement specifically refers to the Common Stock activity, if any, prior to March 22, 2001. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." To the extent that limited trading in the Registrant's Common Stock took place, such transactions have been limited to the over-the-counter market. The over-the-counter market and other quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. On the date of delisting from the Electronic Over-the-Counter Bulletin Board (March 21, 2001) the common stock price was $.16 per share

          2) Since March 22, 2001, all bid prices indicated are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the National Quotation Data Service ("pink sheets"). During such dates the Registrant's Common Stock was not traded or quoted on any automated quotation system other than as indicated herein.


(b)      Holders

          As of the  close of  business  on March  27,  2002  there  were  1,402 stockholders of record of the Registrant's Common Stock and 172,066,491 shares issued and outstanding.

(c)      Dividends

          The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Registrant has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Company has not paid any dividends on its common stock and the Company does not have any current plans to pay any common stock dividends.

(d)      Delisting

          On October 7, 1998, the National Association of Securities Dealers, Inc. ("NASD"), through its wholly-owned subsidiary, the NASDAQ Stock Market, Inc. ("NASDAQ") submitted to the Securities and Exchange Commission ("SEC" or "Commission"), pursuant to Section 19(b)(1) of the Securities Exchange Act of 1934 ("Exchange Act" or "Act") \1\ and Rule 19b-4 thereunder,\2\ proposed amendments to NASD Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board(R) ("OTCBB") to the securities of issuers that are current in their reports filed with the SEC or other regulatory authority, and to prohibit a member from quoting a security on the OTCBB unless the issuer has made current filings, respectively.

          On March 20, 2001, NASDAQ determined to delist Company's securities from the Electronic Over-the-Counter Bulletin Board effective with the close of business March 21, 2001. The decision opined that the Company failed to comply with all requirements for continued listing on Electronic Over-the-Counter Bulletin Board, specifically, Rule 6530.

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


RECENT ISSUANCE OF UNREGISTERED STOCK AND OPTIONS.

     On March 21, 2001, the Company issued 1,000,000 shares in the name of W. Robert Bentley. These shares will be distributed to Mr. Bentley in accordance with his 1997 employment and 2000 settlement agreement with the Company. These shares were valued at their fair market value on the date of the settlement agreement at $180,000. The Company released 333,333 of these shares in March 2001 and 333,333 in April 2002. The remaining 333,334 shares are expected to be released in March 2003.

     On March 22, 2001, the Company issued 9,500 shares of restricted stock, pursuant to its "Stock Bonus Plan", to employees of its rail subsidiary. These grants were issued on the basis of years employed. On the date of the grant the Company's Common stock was valued at $0.10. The Company has recorded $950 as compensation expense.

     In October 2001, two holders of the Company's previously issued convertible promissory notes converted the principal value of $55,000 and accrued interest of $8,401 into 640,302 shares of common stock. Upon conversion the holders received options to purchase 64,033 shares at $.18 per share and 165,704 shares at $.60 per share. These options will expire 90 days from the effective date of a registration. (See the Company's Form 10-KSB for the year ended December 31, 2000, filed on March 28, 2000 for further disclosure on convertible notes issued).

     The sale of these  securities  was exempt  from  registration  pursuant  to
Section 4 (2) of the Securities Act of 1933. The shares issued in these transactions were acquired for investment purposes only and without a view to distribution. The persons that acquired these shares were fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own accounts. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were used and no commissions were paid in connection with the issuance of these shares.

     The issuance of these shares was exempt pursuant to Section 3 (a) (9) of the Securities Act of 1933. The shares issued in reliance upon the exemption provided by Section 3 (a) (9) are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.


SHARES RESERVED FOR POTENTIAL FUTURE ISSUANCE.

     Shares outstanding of the Company's common stock, if all securities (included but not limited to Options, Preferred Shares and Convertible Notes) were to be issued in accordance with their respective terms, would increase from 172,066,491 on March 27, 2002 to 211,994,675. The potential issuance of additional shares has been computed based upon the closing bid price for the Company's common stock on March 27, 2002 and would necessarily increase or decrease dependent upon fluctuations on such bid price on any given date. The Company intends to take the necessary steps so as to have sufficient authorized shares to cover contingencies listed above.

     At December 31, 2001, there were 10,268,433 Options outstanding which are exercisable at various prices between $.12 and $.60 per share. (See Note J - "COMMON Stock options" and Note N - SUBSEQUENT EVENTS for additional information on options issued on convertible promissory notes).

     At December 31, 2001, there were $937,000 of convertible promissory notes outstanding. (See Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - "Liquidity and Capital Resources", Note F - "SHORT-TERM DEBT" and Note N - SUBSEQUENT EVENTS for additional information on the convertible promissory Notes).

     At December 31, 2001, there were 500,000 convertible Preferred "C" shares outstanding. (See Note J - "Prefeered STOCK" and Note N - SUBSEQUENT EVENTS for additional information on the Preferred Stock).


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINACIAL DATA

         The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this report. Certain factors that could cause results to differ materially from those projected in the forward looking statements include level of freight shipments, competition, future contractual terms with landfill authorities, impact of government regulations, availability of capital to finance growth and general economic conditions.

         The following should be read in conjunction with the Company's financial statements and related notes, which are a part of this report.

                         Balance Sheet Data

                                            Years Ending December 31,
                                             2001               2000
                                                             (restated)
                                           ----------       ------------

 Current Assets                           $  513,869        $ 1,088,399
 Total Assets                              4,955,579          5,270,089
 Current Liabilities                       5,430,979          4,937,604
 Total Liabilities                         6,477,397          6,113,947
 Temporary Equity                          1,512,500          1,512,500
 Working Capital (Deficit)                (4,917,110)        (3,849,205)
 Stockholders' (Deficit)                  (3,034,318)        (2,441,592)


                           Operating Data
                                           Years Ending December 31,
                                             2001               2000
                                                             (restated)
                                           ----------       ------------
Operating revenues                        $4,289,740        $ 8,626,093
Operating expenses                        (3,606,904)        (7,613,144)
Administrative expenses                   (1,398,067)        (1,802,773)
Interest and other expenses                 (207,080)        (1,123,674)
Minority interest                             85,234            (36,127)
Extraordinary gain on debt forgiveness          --              263,271
                                          -----------       ------------
Net loss                                  $ (837,077)       $(1,686,354)
                                          ===========       ============

GENERAL

     The Company has incurred substantial losses since it was formed. Management has taken many steps to increase revenues and attain profitability. The Company has reduced outstanding liabilities substantially, which has in turn reduced interest expense. During 2001, the Company further reduced its administrative expenses by a reduction of employees from its workforce and has reduced operating costs through better utilization of manpower, equipment and other expense reductions.

     Since Conrail's operations were acquired by Norfolk Southern and CSX Transportation in June 1999, both NS and CSX have used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. The Company believes this trend will continue as the Company continues to prove it has a fast and reliable delivery system able to fulfill their customers' needs. During the year ended December 31, 2001, NS and CSX collected approximately 66% and 14%, respectively of NYCH's receivables as compared to the year ended December 31, 2000 when these collections were approximately 79% and 7%, respectively.

     The Company has continued to improve its margins in its rail freight operation's, while adding a new operation, transload, which has lower but still profitable margins. However, revenues during 2001 were impacted by problems encountered in trucking operations and by the following: During the six-week period between April 10 and May 21, 2001 the Company transported approximately twenty-five carloads for a local food producer. These cars' freight was then emptied and the freight was re-loaded into waiting trucks for local delivery. The gross revenue per car was approximately $1,400. In order to maintain this business the Company needed to build a permanent loading dock facility at its Brooklyn terminal. Due to costs and permits required, the Company has yet to construct this facility and until it does, this business can no longer be done at the Company's facilities. The Company anticipates the return of this business, sometime in the future, by utilizing either its own yard or Canadian Pacific's yard at 65th Street, which has a permanent loading dock. The Company entered into a long-term freight transportation agreement, to transport New York City bio-solids for Merco, a sub-contractor for the City. This contract began in May 2001. The gross rail revenue on this agreement, from May 15 to June 15, 2001, was approximately $46,000. In July 2001, the City of New York terminated Merco's agreement and thereby the Company's agreement. In July 2001, one of the Company's cocoa customers had to shutdown its facility due to fire, this caused all rail shipments of cocoa to halt. This customer's shipments were interchanged by the Company to NS causing a decline in the receivable collection by NS. This cocoa customer's facility is expected to be on-line again during the second quarter of 2002.

     The Gloucester contract terminated on December 31, 2000 as per the agreement. The contract was not renewed because Gloucester, which was selling excess capacity to out-of-county waste suppliers - ran out of spare space and was unable to renew the contract. The Company verbally sub-contracted with an in-county waste supplier to Gloucester to dump the Company's out-of-county waste. The rate per ton was only slightly higher than the Company's expired agreement with Gloucester. This agreement only lasted one month due to Gloucester informing the contractor that if it wanted to renew its agreement upon expiration it would have to terminate immediately all out-of-county waste dumping. The Company has also negotiated additional contracts with other landfills; DRP in DE, Eagle Land Management in PA and Recovermat in MD. The agreements are at slightly higher rates than previous agreements. The Company was able to convert some of its customers to these landfills, however due to the extra distance, lack of the Company providing credit terms and increased costs, other landfills became cost competitive and the Company began to lose its marketshare.

     The Company had based its expectations for the year ended December 31, 2001, on the operational profit anticipated from these customers. The loss of these three customers, two of which utilized both trucking and rail services, and the additional problems we have encountered in the landfill portion of our trucking operations have caused cash flow to diminish. Based on actual and projected volumes, these customers would have accounted for more than $100,000 in monthly revenues for the trucking and rail operations. In late June, we added a new customer for both our rail and trucking operations. The Company's rail operations have been able to attract new business, for both itself and the trucking operation. The Company anticipates that it will continue to be able to add new customers, which will allow the Company to meet its cash obligations.

     Beginning in April 2000, the Company changed the focus of its rail operations. The Company began a multi-phase project that included site clearance, paving and lighting to expand and fully utilize the resources at its Greenville Yard. Previously the Company was only utilizing approximately 7 acres, which contain the Company's track, leaving 15-acres of property unused. This project was completed in March 2001 and upon completion, the Company began expanding its terminal facility for transloading, warehousing and distribution activities. Transloading involves the unloading of freight from rail cars onto trucks for delivery or the loading of freight from trucks onto rail cars for shipment. The Company intends to warehouse commodities, expected to be distributed within 30 days from arrival.

         Management chose to change the Company's focus because:

1.       it provided the most advantageous use of the Company's resources;
2. conventional rail growth is facilitated by manufacturing, mining or agricultural activities that occur in a close geographic proximity to rail. (These activities are not present in the NYC metropolitan region, so the Company studied alternatives which would allow the growth in its rail segment);
3. by creating new "origination" business, the Company would have the potential for a strong stable foundation to grow the other areas of its business;
4. such new focus would decrease the Company's traditional dependency on other railroads to provide the Company its revenue;
5. such long-term, built-in business would make the Company less susceptible to economic and market forces;
6.       creation of this type of business would facilitate assimilation of JST;
7. with JST's involvement, the Company would have a complete turn-key solution for its customer's potential needs; and
8. such new focus would provide an opportunity for revenue growth for both JST and NYCH.

     As a direct result of this new focus, the Company entered into the following multi-year agreements:

     1. In March 2001 the Company signed its first multi-year agreement, with Merco Joint Venture, LLC, for the transload of the City of New York's bio-solids. In July 2001, the City of New York terminated Merco's agreement and thereby the Company's agreement.

     2. In June 2001, the Company signed a multi-year agreement, with Unified Services Group, for the transload of bio-solids. The Company began shipments under this contract in August 2001. The terms of this contract include an annual contract minimum of 2,100 containers to be handled by JST and 300 rail cars to be handled by NYCH. The term of the contract expires in 2013.

     3. In December 2001, the Company signed a multi-year agreement with Transload Services, L.L.C for the transload, warehouse and distribution of structural steel products. In March 2002, the Company began to receive carloads of steel for distribution. The terms of this contract include an up-front payment of $53,000 (as reimbursement for work performed by the Company preparing the site), and an annual contract minimum of 600 rail cars, to be handled by NYCH. The contract grants JST first right of refusal on all truck transportation required. The contract expires in 2011 but contains a 10-year optional extension.

     In addition to the above, in March 2002, the Company began the transloading and shipment of additional containerized freight. These transload areas allow the Company to utilize its Greenville Yard more productively and engage the Company's trucking subsidiary, JST, in the operations. The Company anticipates it will be able to continue to grow this facility and add additional commodity transload areas such as lumber, aggregate and solid waste and that it will be able to duplicate its successes at its yard in Brooklyn.

     In the May 2000, City of New York completed a Major Investment Study entitled "Cross Harbor Freight Movement". The Company believes that based upon this study's recommendations and by providing a faster, lower cost service for the movement of freight between New York and New Jersey, significant opportunities to increase revenues will arise. The study's recommendations included methods that would help causes a substantial portion of the freight presently transported by truck to be transported by rail. (The full text of the Major Investment Study can be found on the internet at www.crossharborstudy.org/reports.html)

     In addition to the foregoing, the Company also believes there is an emerging market for rail shipment of hazardous and non-hazardous waste. The City of New York has completed a long-term plan for the removal of the 26,000 tons of waste that it produces daily. The main impetus for the plan was the closure of the Fresh Kills Landfill in March 2001. In the past, this facility was the primary recipient of this waste. The City's Plans calls for the waste to be trucked, barged and railed to out-of-state landfills. From the outset this plan has been hampered with problems, litigation and public outcry. First, the planned site of the barge operations in Linden, New Jersey has been the subject of litigation and has not been approved. Second, the already fragile highway and bridge infrastructure has now been hindered by an additional 1,000 garbage truck crossings daily. Third, there has been a tremendous public outcry from the "not in my backyard" and other public advocacy groups, as well as, environmental groups who object to the various methods contemplated for the removal of the waste. The Company believes that use of its system can help alleviate some of the City's waste while properly addressing the advocacy and environmental groups' concerns.

     At year-end December 2001, the Company now has four distinct areas of business: bridge traffic, transload operations, shipside & dockside and local deliveries. Based upon the foregoing discussion, the Company projects that the rail operation revenues will increase substantially during the coming year barring any unforeseen circumstances. (See Item 1 Description of Business. "Rail Operation" for further details).


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

     The Company's current operating capacity is approximately 2,000 carloads per month. For the month ended February 28, 2002, the Company was transporting approximately 322 carloads per month (a carload refers to one loaded rail car). This is an increase from periods prior to February 28, 2000, when the Company was transporting an average of approximately 290 carloads per month. The Company charges between $250 and $1,250 per carload depending upon the length and weight of the railcar, and the type of commodity being shipped. The Company estimates that depending on the mix, it needs to transport at least 300 carloads per month in order to be marginally profitable.

The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2001 were:

                                    Railroad             Trucking

         Operating revenues       $ 1,305,375          $ 2,984,365
         Operating expenses           788,918            2,817,986
         Gross profit                 516,457              166,379


The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2000 were:

                                   Railroad             Trucking

         Operating revenues       $ 1,301,087          $ 7,325,006
         Operating expenses           580,879            7,032,265
         Gross profit                 720,208              292,741

     During the year ending December 31, 2000 the Company recorded significant expenses as the result of the issuance of (1) common stock at below market prices, (2) options with exercise prices below market prices and (3) convertible debt which was convertible into shares of the Company's common stock at prices below the then prevailing market prices. These charges did not require the use of cash and were offset by corresponding credits to stockholders' equity. The amounts expensed by the Company, as a result of the foregoing was $734,371 for the year ended December 31, 2000.

     Restated Financial Statements. The accompanying financial statements have been restated to properly reflect restatements made to the financial statements of 2000.

     The 2000 financial statements have been restated to reflect the issuance of options on conversion of notes in March and May 2000 of $717,038 and the beneficial conversion feature on $60,000 of notes issued in March/April 2000 of $17,333.

     The effect of such restatement on the Company's financial statements is as follows:

                                             As                          As
                                          Reported    Adjustments     Restated
Statement of Operations
 Adjustments Year ended December 31, 2000
 Loss from operations                    $ 789,824    $            $    789,824
 Net loss                                  915,856      734,371       1,650,227
 Net loss per common share basic         $   (0.01)   $            $      (0.01)

(See Note O to the Company's financial statements for further information concerning this restatement.)


Year Ended December 31, 2001

     During the year ended December 30, 2001, the Company had $4,289,740 in revenue compared to $8,626,093 in revenue during the corresponding prior year period, a decrease of 50.3%. This decrease was due to a decrease in the trucking operations to $2,984,365 from $7,325,006 for the prior period in 2000, a decrease of 59.3%. The decrease was primarily due to the loss of the Gloucester Landfill contract offset by a corresponding increase in transload revenue of $598,450.

     Operating expenses for the year ended December 31, 2001 were $3,606,904 compared to $7,613,144 a decrease of $4,006,240 or 52.6% over the corresponding year. This decrease in expense is due to the corresponding decrease in revenues from the loss of the Gloucester Landfill contract.

     Operating expenses as a percentage of operating revenues were 88.3% for the year ended December 31, 2000. In 2001 operating expenses decreased to 84.1% of operating revenues due to modernization and to the larger percentage of revenue coming from the railroad, the more profitable segment. Rail's operating expense, as a percent of rail revenue was 60.4%. Trucking's operating expense, as a percent of trucking revenue was 94.4%.

     Administrative expenses decreased in the year ended December 31, 2001 by $404,706. As a percentage of operating revenues, administrative expenses increased to 32.6% for the year ended December 31, 2001, from 20.9% for the year ended December 31, 2000. The decrease of $404,706, comes as a direct result of the success in the Company's cost cutting measures including reductions in manpower, tugboat, maintenance and repair expense (due to previous replacement of older equipment with newer equipment) and the decrease would have been more substantial, had it not been for a reserve for possible bad debts of approximately $315,000.

     Interest expense was $207,080 for the year ended December 31, 2001, as compared to $1,123,674 for the year ended December 31, 2000. This major reduction of $916,594 was due to the fact that much of the Company's convertible notes (issued in previous periods) had been converted to equity and a reduction of equipment leases payable (these leases contain interest at rates between 10% to 21% per annum), thereby substantially reducing interest expense. In addition, the Company did not raise any money during the year and therefore did not issue any convertible debt. In the prior period the Company recognized beneficial conversion feature and interest on the issuance of options on the sale of promissory notes, which were convertible into shares of the Company's common stock at prices below prevailing market rates. During the year ended December 31, 2000 the Company recorded $734,000 of these types of expenses, of which $221,351 was to related parties.

     During the year ended December 31, 2001, the Company's incurred a "loss on disposal of fixed assets" in the amount of $46,403. In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for the previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the period for $19,500, resulting in a loss totaling $64,500. In July 2001, the Company sold a refrigerated trailer not used in its operations for $20,000. The book value of this trailer was $12,500, resulting in a gain in the amount of $7,500. In August 2001, the Company received $5,263 scrap value for a trailer no longer used in its operation. The book value of this trailer was $1,971, resulting in a gain in the amount of $3,292. In September 2001, the Company sold a locomotive, which was no longer used in its operations for $28,000, which included a payment of $2,000 and a note receivable for $26,000. The note receivable is payable at the rate of $2,000 per month for thirteen months. The book value of the locomotive was $20,695, resulting in a gain in the amount of $7,305.

     During the year ended December 31, 2000 the Company's expenses included "Loss on Disposal of Fixed Assets" in the amount of $365,002. In 2000, the Company was made aware of judgments by PANYNJ, listed above. The Company had facilities on Port Authority property, which was part of the judgment. This property contained a float bridge and rail track. The Company has written-off the book value of these assets. In addition, the Company had a survey done on its second float bridge, which sank, at its Bush Terminal facility in Brooklyn. As a result of this survey the Company decided to write-off the book value of this bridge.

     The Company began to focus its sales on its rail operations, because of difficulties experienced in the trucking operations and the basic nature of the rail industry. In the rail industry it takes time to negotiate and finalize agreements, yet when finalized these agreements are often for extremely long-terms. The Company believes sales of joint movements, both trucking and rail, will make the business grow and be profitable. Additionally, the Company sees the ability to make these joint movements as a competitive advantage.

     On November 2, 2001, NYCEDC filed an adverse abandonment petition with the Surface Transportation Board against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York seeks to remove NYCH, from Bush Terminal yard in Brooklyn, NY. The reasons stated within the City's STB filing are (i) the Company's financial condition, specifically that it has had late fees on rent since 1995 of over $20,000,(ii) the alleged dumping of pesticides and oil on the Bush Terminal property by Robert Crawford, which is the subject of ongoing litigation and (iii) ongoing failure to install a properly working sprinkler system at the Bush Terminal office building. The anticipated timeframe for a final decision from the STB is expected in April 2002. However, if the decision is appealed, the process could take an additional year. If the ruling of the STB is adverse to the Company it is the Company's intention to immediately appeal the decision and during the appeal process, request a stay of judgment. The Company intends to vigorously defend this action. In March 2002, the City of New York, with the Company's consent, requested that the STB hold the proceeding in abeyance for 60 days while the parties engage in discussions to resolve the matters. This abeyance was granted by the STB.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Total assets of the Company on December 31, 2001 decreased by $314,510 to $4,955,579 from $5,270,089 on December 31, 2000, primarily due to reserves for possible bad debt of approximately $315,000. Current assets decreased $574,530 to $513,869 on December 31, 2001 from $1,088,399 on December 31, 2000. The decrease in current assets is attributable to a reclassification of approximately $377,000 of current receivables to long-term receivables, a decrease in deposits by $84,000, which was reclassified to fixed assets that were subsequently sold, a $79,000 reserve for doubtful accounts receivable and a decrease in accounts receivable. Other assets increased $234,341 to $717,856 on December 31, 2001 from $483,515 on December 31, 2000. The increase is attributable to a reclassification of approximately $377,000 of current receivables to long-term receivables, offset by an annual amortization expense of $63,517 and a reserve on long-term receivables. On December 31, 2001, the Company had total liabilities of $6,477,397 compared to $6,113,947 on December 31, 2000. On December 31, 2001, current liabilities were $5,430,979 compared to $4,937,604 on December 31, 2000. The Company's working capital on December 31, 2001 decreased by $1,067,905 to $(4,917,110) from $(3,849,205) on December 31,
2000, primarily due to a reclassification of approximately $377,000 of current receivables to long-term receivables, a decrease in deposits by $84,000, which was reclassified to fixed assets that were subsequently sold, $79,000 reserve for doubtful accounts receivable, a decrease in accounts receivables, an increase in current maturities of long-term debt of $180,000 and an increase in accrued expenses of $362,504.

     For the first time in the Company's history as a public Company, during the year ended December 31, 2001, had positive operating cash flow of $326,695 compared to cash used in operations of $450,021 in the previous year. During 2001, the Company acquired $177,892 of property and equipment and paid down long-term debt by $118,225.

     The Company has needed to fund its working capital deficit. The Company has raised these funds though issuance of floating rate convertible debentures. In periods prior to December 31, 2000, the Company sold convertible notes to various private investors, in the principal amount of $3,892,000, which funds were used to pay liabilities, purchase assets, and fund the Company's operations. In June 2000 the Company issued 500,000 shares of its Series C Convertible Preferred stock to John Marsala in payment of $500,000 in past due convertible notes and accrued interest owed. (See the Company's amended report on Form 10-KSB for year ended December 31, 2000 filed March 28, 2002, for further information on convertible note and Preferred "C"). As of March 27, 2002, convertible notes in the principle amount of $939,000 remained outstanding. As of March 27, 2000, 10,268,433 options, issued as a result of prior note conversions that entitle the holders to purchase 1 share of the Company's common stock per option held, remain outstanding. If these outstanding options are exercised at their respective strike prices, the Company will receive proceeds of approximately $1,735,000. (See Item 5 of this report, as well as, Notes J and Note N of the financial statements for additional information).

     In March and April 2000, the Company sold convertible notes in the principal amount of $60,000 to two (2) private investors. The notes bear interest at 10% per year. Notes in the principle amount of $20,000 converted to equity in October 2001. The remaining notes in the principle amount of $40,000 are currently in default. At the option of the note holder, each note, plus any accrued interest, may be converted into shares of the Company's common stock at the lower of the conversion price or 90% of the average closing price of the Company's common stock for the ten trading days preceding the date of conversion. The conversion price for $12,000 of the convertible notes was $.14 per share and the conversion price for $48,000 was $.60 per share. In connection with the sale of these notes, the Company will issue options upon conversion of the notes into shares of common stock. The options allow the holders of the notes to acquire additional shares of the Company's common stock but are only issuable upon the conversion of the notes. The amounts raised from the sale of the notes were used to pay liabilities, purchase assets, and fund the Company's operations.

     Between March and May 2000, the various holders of the Company's convertible promissory notes converted the principal value of $899,493 and accrued interest into 7,169,045 shares of common stock. Upon conversion the holders received options to purchase 3,191,084 shares at ranges between $.12 and $.60 per share. These options will expire 90 days from the effective date of a registration. (See the Company's Form 10-KSB for the year ended December 31, 2000, filed on March 28, 2002 for further disclosure on convertible notes issued).

     In October 2000, the Company exchanged a $30,000 accounts payable for a convertible note in the principal amount of $30,000 to BDL Enterprises. The note bears interest at 10% per year and is due and payable October 31, 2001. At the option of the note holder, the note, plus any accrued interest, may be converted into shares of the Company's common stock at $.20 per share, which was the market price on the date of the notes issuance. This note has not been converted and no demand for payment has been made.

     In October 2001, two holders of the Company's convertible promissory notes converted the principal value of $55,000 and accrued interest of $8,401 into 640,302 shares of common stock. Upon conversion the holders received options to purchase 64,033 shares at $.18 per share and 165,704 shares at $.60 per share. These options will expire 90 days from the effective date of a registration. (See the Company's Form 10-KSB for the year ended December 31, 2000, filed on March 28, 2002, for further disclosure on convertible notes issued).

     The sale of these  securities  was exempt  from  registration  pursuant  to
Section 4 (2) of the Securities Act of 1933. The shares issued in these transactions were acquired for investment purposes only and without a view to distribution. The persons that acquired these shares were fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own accounts. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were used and no commissions were paid in connection with the issuance of these shares.

     The issuance of these shares were exempt pursuant to Section 3 (a) (9) of the Securities Act of 1933. The shares issued in reliance upon the exemption provided by Section 3 (a) (9) are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.


         As of December 31, 2001 the Company had the following current liabilities:

             Accounts payable and accrued expenses   $ 2,806,903

             Notes payable and current maturities
              of long-term debt                        1,694,624

             Payroll taxes payable                       929,452

     Accounts payable and accrued expenses include approximately $228,000 owed for accrued interest on convertible notes, and for accrued legal fees. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the issuance of common shares.

     Accounts payable and accrued expenses include approximately $264,000 for the Platinum Funding judgment received in June 2001. (See Item 4(c) "Legal Proceedings" - Platinum Funding Corp. of this report for further information.)

     Accounts payable and accrued expenses include a perfected judgement by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $719,000 including interest. As of November 15, 2001 management and the PANYNJ have finalized terms of a possible agreement. This agreement calls for 36 monthly payments of $2,250. This agreement is subject to ratification and approval of the Board of Directors of the PANYNJ. Management is hopeful that such an approval will be forthcoming.

     Accounts payable and accrued expenses also include $905,000 for accrued real estate taxes for New York and New Jersey.

     The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $488,700 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of March 27, 2002 this dispute has not yet been settled.

     The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $416,300 for these real estate taxes. The Company is working to resolve this dispute. (See Note J of the Financial Statements for additional information in regards to these matter.)

     The Company has an accrual for payroll taxes payable in the amount of $929,452. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company feels they are still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than amount, which it has accrued.

     The Company has accrued $218,559 as deferred rent. In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property subject to the terms of the 1993 lease agreement. The agreement contains rent concessions early in the lease term, but eventually requires the Company to pay a maximum of 10% of the fair market rent, determined on the basis of an average of appraised values supplied by independent appraisers selected by each party. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $76,000 at December 31, 2001. As of March 27, 2002, the Company and Conrail are finalizing mutually acceptable terms for resolution of all outstanding issues between the two parties. The Company anticipates that during the second quarter of 2002 the parties may resolve their differences in a mutually acceptable settlement.

     There are administrative remedies available to the Company's creditors including, but not limited to, judgments, liens and levies, which can be placed on the Company's bank accounts. Historically, these remedies have been used by the creditors of the Company and have resulted in additional cash flow hardships for the Company. In March 2002, NYCH's bank account was the subject of a levy by Platinum Funding. (See Note I - Legal Matters and Note N - Subsequent Events in the financial statements for additional information). There can be no assurance that these remedies may not be used in the future.

     There is approximately $1.3 million in convertible or related party debts. Holders of these debts have not demanded payment and it is expected that the majority of the convertible note holders will opt for conversion into the Company's common stock. Additionally, $379,986 of current maturities of long-term debt is primarily for equipment leases and are payable over 12 months; and trade payables, which are being paid in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations. The remaining liabilities are accruals for what the Company believes the liability for settlement of pending lawsuits could be. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $9 million, but management currently anticipate that these matters will be amicably resolved at a comparatively lower sum and further believes absent satisfactory resolution it would ultimately prevail in the judicial process.

     The Company expects that based on projected sales volume it will suffer a loss during the first quarter of 2002. However, for the year ending December 31, 2002, the Company anticipates that its operations will generate net income. The Company expects that it will be able to meet all its routine working capital needs and operational costs from new business created during the current year.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.


Item 7.  Financial Statements.

      See the financial statements attached to this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     In June 2000, the Company changed its accountants to Feldman Sherb & Company, P.C. During the Company's two most recent fiscal years, the Company did not have any disagreements with its accounts, Feldman Sherb & Company, P.C. (See Form 8-K - filed December 28, 2000, with date of report of June 8, 2000, incorporated by reference for further detail concerning changes in a disagreements with accountants).

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed by the Board to serve until the expiration of their employment agreements. (See Item 10. Executive Compensation - "Employment Contracts").

Set forth below is certain information concerning the management of the Company:

      Name                   Age       Position

      Ronald W. Bridges       54       President, C.E.O. and Director
      Darryl Caplan *         39       VP of Corporate Affairs and a Director
      Joel Marcus             60       Chief Financial Officer and a Director
      Sabato Catucci          63       Director, Chairman of the Board
      Gordon Kuhn             51       Director
      Wayne A. Eastman        51       Chief Operating Officer (NYCH)


* In January 2002, Mr. Caplan resigned as an officer, director and corporate counsel of the Company.

     Ronald W. Bridges has been the President of the Company since September 2000. In October 2001, Mr. Bridges was also appointed as the C.E.O. and a director of the Company. Between May 1999 and September 2000, Mr. Bridges was an independent consultant to numerous transportation companies. Mr. Bridges served as Conrail's Assistant Vice President, Forest and Manufactured Goods Business Group, from April 1994 until his retirement in May 1999.

     Darryl Caplan had been an officer and director of the Company from August 1999 to January 2002. Mr. Caplan has been an attorney in private practice since 1986. Mr. Caplan is a graduate of Rutgers University and a member the New Jersey Bar. In January 2002, Mr. Caplan resigned as an officer, director and corporate counsel of the Company.

     Joel Marcus, CPA, has been an officer and director of the Company since June 2000. Mr. Marcus has been self-employed as a certified public accountant since 1974. Mr. Marcus is Chief Financial Officer and a director of SMLX
Technologies Inc. a publicly traded company involved in medical research and development.

     Sabato Catucci has been a director of the Company since July 1999. Mr. Catucci serves as the Chairman of the Company's Board of Directors. Mr. Catucci is the founder of American Warehousing and American Stevedoring ("American") and has been American's Chief Executive Officer since 1965. American currently runs the Redhook Marine Terminal for the City of New York and The Port Authority of NY/NJ, as well as the majority of the piers on the Brooklyn waterfront. American's piers are the world's largest cocoa port and are actively engaged in the movement of containerized freight. Mr. Catucci is one of the persons responsible for establishing the New York Task Force on Port, Rail and Industrial Development. He sits on the Advisory Committee of the New York City Economic Development Corporations Cross Harbor Major Investment Study (MIS).

     Gordon Kuhn has been a director of the Company since September 2000. Since October 1997 Mr. Kuhn has been an independent consultant to corporations in the railroad industry. From November 1992 until his retirement in October 1997 Mr. Kuhn was Conrail's Senior Vice President in charge of its Core Business Group, with annual sales of over $1,800,000,000. As Senior Vice President Mr. Kuhn, was a key figure in Conrail's monumental restructuring, whereby management turned a $1 million per day loss into a $2 million per day profit. While employed by Conrail his responsibilities included all aspects of Sales, Marketing, Customer Service, Billing & Collecting, Car Management, as well as, Industrial Development.

     Wayne A. Eastman has been Chief Operating Officer of the Company's rail subsidiary, (NYCH), since October 2001. From September 2000 until October 2001, Mr. Eastman served as NYCH's Vice President of Operations. Mr. Eastman was the District Superintendent of Conrail's Oak Island Terminal and Yard Operations in Newark, NJ from 1998 to 2000. From 1987 To 1988 Mr. Eastman was superintendent of two regional railroads in the Midwest. Between 1969 and 1987 Mr. Eastman held various positions with the Illinois Central Railroad.

ADVISORY COMMITTEE

     The Company has an Advisory Committee, which is comprised of the following persons:

     Anthony Riccio has been the Vice President of the Harlem River intermodal rail yard since 1990. From 1988 to 1989, Mr. Riccio served as Commissioner of the Department of Ports & International Trade, the predecessor to today's New York City Economic Development Corporation (NYC/EDC). The NYC/EDC guides and overseas policies relating to intermodal rail freight for the City of New York.

     Dominick Massa is the property manager for the Bush Terminal on which the Company operates in Brooklyn, NY, but which is owned by the New York City Economic Development Corporation. Mr. Massa also serves on the Cross Harbor Major Investment Study (MIS) Advisory Committee.

     The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Registrant. Members of the Board of Directors are kept informed of the Registrant's business by various reports and/or documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board meetings.

     The Registrant currently does not compensate its directors, in their capacity as directors.

     The Board does not currently have a standing nominating or executive committee or any committee or committees performing similar functions, but acts, as a whole, in performing the functions of such committees. The Board's compensation committee during the year ended December 31, 2001, consisted of Mr. Caplan, Mr. Marcus and Mr. Catucci. Since his resignation the Board has not yet appointed a replacement for Mr. Caplan. A member of a Committee may be removed at any time by action of the Board of Directors.


Item 10. Executive Compensation

     The following table sets forth in summary form the compensation received by
(i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years indicated.

                                                        Other       Restricted
       Name and                                         Annual        Stock      Options
       Principal          Fiscal    Salary     Bonus  Compensation    Awards     Granted
       Position            Year       (1)       (2)      (3)           (4)         (5)
       ----------         ------    ------     -----    ------       -------     -------


       Ronald Bridges,     2001     $ 92,000   $8,931     --           --         $ 454
       President since     2000     $ 28,000     --       --           --           --
       September 2000,
       C.E.O. Since
       October 2001.

       W. Robert Bentley,  2000     $ 75,000     --      $11,400    $180,000        --
       President from
       January 1999 to
       September 2000


          (1) The dollar value of base salary (cash and non-cash) received. Amounts include the compensation paid by the Company's subsidiaries.

          (2) The dollar value of bonus (cash and non-cash) received. Mr. Bridges bonus covers the period from September 1, 2000 to August 31, 2001 and resulted from an increase in revenues from the Company's rail operations by $178,620 over the prior period.

          (3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represents housing and automobile allowances.

          (4) Amounts reflect the value of the 1,000,000 shares Mr. Bentley's received by virtue of his 1997-employment agreement.

          (5) Black-Scholes value of 17,862 options granted to Mr. Bridges in September 2001 as a result of his employment agreement.

STOCK OPTIONS

     The following sets forth certain information concerning the grant of options to purchase shares of Company common stock to each of the executive officers of the Registrant for the fiscal years listed, as well as certain information concerning the exercise and value of such stock options for each of such individuals. Options generally become exercisable upon issuance and expire no later than one year from the date of grant.


           STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2001

                      Number of
                      securities     % of Total
                      underlying   Options Granted   Exercise
                      Options to     Employees in    Price Per   Expiration
    Name                Granted       Fiscal Year      Share        Date
    -------             --------     -------------   ----------   --------
    Ronald Bridges       17,862           26%          $0.19       9/1/2001
    Wayne Eastman        25,000           37%          $0.16      4/18/2001
    Wayne Eastman        25,000           37%          $0.16      9/17/2001


           STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2000

                     Number of
                      securities     % of Total
                      underlying   Options Granted   Exercise
                      Options to     Employees in    Price Per   Expiration
    Name                Granted       Fiscal Year      Share        Date
    -------             --------     -------------   ----------   --------
    Joel Marcus (A)      120,000          28%          $0.20       12/31/2001
    Darryl Caplan (B)    302,286          72%          $0.21        9/30/2000


          A. For the six months ending December 31, 2000, the Company used a consulting company affiliated with Joel Marcus to perform certain accounting and bookkeeping services. For these services the consulting company was granted options to purchase 120,000 shares of the Company's common stock and $30,000. The options were exercisable at a price of $0.20 per share, (which was the market price of the Company's common stock on the date of the consulting agreement). These options expired December 31, 2001.

          B. The Company did not compensate Mr. Caplan for acting as an officer and director of the Company. Mr. Caplan's law firm billed the Company for legal services rendered. In September 2000, the Company issued 302,286 shares of its common stock to Mr. Caplan's law firm in payment of $63,480 in legal fees.

     The following tables set forth information concerning the options granted, during the fiscal years ended December 31, 2001, to the Company's present officers and directors during the year, and the value as of December 31, 2001 of all unexercised options (regardless of when granted) held by these persons. In each case the exercise price of the option was greater than or equal to the market price of the Company's common stock on the date the option was granted. The options listed below were granted pursuant to the Company's incentive or non-qualified stock option plans.

                                            Underlying
                                            Unexercised     Value of Unexercised
                 Shares               In-the-Money Options  In-the-Money Options
               Acquired on    Value       Exercisable/           Exercisable/
Name            Exercise     Realized     Unexercisable          Unexercisable
                   (1)          (2)            (3)                    (4)
--------------  ---------    --------     --------------         -------------
Wayne Eastman      --           --           50,000/--             $    0/--
Ronald Bridges     --           --           17,862/--             $    0/--


          (1) The number of shares of common stock received upon exercise of options during the fiscal year ended December 31, 2001.

          (2) With respect to options exercised during the Company's fiscal year ended December 31, 2001 the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

          (3) The total number of unexercised options held as of December 31, 2001, separated between those options that were exercisable and those options not exercisable.

          (4) For all unexercised options held as of December 31, 2001, the excess of the market value of the stock underlying those options (as of December 31, 2001) and the exercise price of the option.

EMPLOYMENT CONTRACTS

     On October 1, 2001, the Company entered into a new employment agreement with Ronald W. Bridges, its President and C.E.O. of NYRR, NYCH, JST and CHP. The agreement stipulates that he or his designated affiliate will receive annual compensation of $108,000. In addition, the President is eligible for incentive bonuses. These bonuses are a combination of cash and stock options. The incentive bonuses are based upon performance related to sales increases of NYRR, NTCH, CHP and JST. This agreement is for a period of one year and is renewable for one year upon mutual agreement.

     On October 1, 2001, the Company entered into a new employment agreement with its Vice President of Operations of NYCH. This agreement provides for annual compensation of $48,000. In addition, the Vice President is eligible for an incentive bonus. The bonus is in the form of stock options. The incentive bonus is based upon performance related to sales increases of NYCH. This agreement is for a period of one year and is renewable for one year upon mutual agreement.

     W. Robert Bentley had an employment contract with the Company whereby Mr. Bentley was employed as the President of the Company's subsidiary, New York Cross Harbor Railroad, until January 5, 2001 at an annual salary of $75,000 per year. In September 2000, Mr. Bentley agreed to an early termination of his contract. As part of the termination agreement, the Company agreed to pay Mr. Bentley $21,630 plus unreimbursed expenses and Mr. Bentley agreed to cancel options to purchase 500,000 shares of the Company's common stock. In addition, the Company agreed to issue Mr. Bentley 1,000,000 shares of common stock in three equal annual installments beginning in March 2001. The Company has released 333,333 in both March 2001 and April 2002. The remaining 333,334 are expected to be released in March 2003.

     In April 2000 the Company entered into a five-month employment contract with Tad Mahoney, the Company's former Vice President of Operations. The contract provided for the issuance of 166,665 shares of the Company's common stock plus monthly payments of $7,500. The Company issued the 166,665 shares to Mr. Mahoney in April 2002.

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

     Except as disclosed elsewhere in this 10-KSB, no director of the Company received any form of compensation from the Company during the year ended December 31, 2001.

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

Non-Qualified Stock Option Plan.

     The Non-Qualified Stock Option Plan authorizes the issuance of up to 2,000,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

Stock Bonus Plan.

     Up to 1,000,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans.

     The Plans are administered by the Company's Compensation Committee ("the Committee"), each member of which is a director of the Company. As of March 27, 2002, the Compensation Committee was made up of Joel Marcus and Sal Catucci. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

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

     The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

Summary.

     The following sets forth certain information, as of December 31, 2001, concerning the stock options and stock bonuses granted by the Company and the remaining Options/Shares that can be issued under the respective plans. Each option represents the right to purchase one share of the Company's common stock.

                            Total       Shares
                            Shares     Reserved for    Shares     Remaining
                           Reserved   Outstanding    Issued as  Options/Shares
 Name of Plan            Under Plans    Options     Stock Bonus   Under Plans
 -------------           -----------  -----------   -----------  ------------
 Incentive Stock Option
  Plan                    2,000,000        --           N/A        1,812,138
 Non-Qualified Stock
  Option Plan             2,000,000        --           N/A        2,000,000
 Stock Bonus Plan         1,000,000        --           --           833,335


Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 27, 2002(except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share.


      Share Ownership Assuming Exercise or Conversion of all Notes, Preferred

      Shares, Options.
                                    Shares of
Name                                Common Stock            Percent of Class

Ronald Bridges                        117,862                     *
Darryl Caplan (1)                   2,084,924                    1.2%
Wayne Eastman                         110,000                     *
Sabato Catucci                          --                        --
Gordon Kuhn                             --                        --
Crawford Family (3)                48,336,302                   26.7%
John Marsala                       26,711,023                   13.6%
Steven Hirsch (2)                  15,636,050                    8.5%

All Officers and Directors
  as a Group (five persons)          2,042,625                   1.3%

*    Less than 1%

          (1) Includes shares held by Mr. Caplan's law firm.

          (2) Includes shares held by CCC Financial, Inc. and the Hi-Tel Group, Inc., corporations controlled by Mr. Hirsch.

          (3) Includes shares held by members of the Crawford immediate family. Absent proper disclaimer information and content satisfactory to satisfy the applicable rules and regulations of the Commission.

                  Robert R. Crawford               3,486,137          2.0%
                  Arline C. Crawford (a)           4,656,253          2.6%
                  R. Bruce Crawford (b)            5,400,689          3.1%
                  Estate of A. S. Daniels (a),(b)  1,654,944          1.0%
                  Citrus Springs Trust (a),(b)    33,138,279         19.0%

               (a) Arline C. Crawford is the executrix of the estate of A.S. Daniels and the Citrus Springs Trust and is therefore considered to be the beneficial owner of these shares.

               (b) R. Bruce Crawford is the son of Robert and Arline and is a beneficiary of the trusts.

Item 12.  Certain Relationships and Related Transactions.

     Mr. Caplan's law firm bills the Company for legal services at hourly rates. In March 2000, 200,000 options, originally granted in 1999, were exercised at $.40 per share, in payment of $80,000 in legal fees owed to Mr. Caplan's law firm. In September 2000, the Company issued 302,286 shares of the its common stock to Mr. Caplan's law firm in payment of $63,480 in legal fees. As of December 31, 2001, legal fees of approximately $146,000 were due and owing to Mr. Caplan's law firm. In January 2002, the Company entered into an agreement whereby the Company would pay all future legal fees and $1,220 monthly in interest on the prior balance. The Company on July 1, 2002 may pay the balance owed in cash or at its option, convert the amount owed into shares of the Company's common stock, valued at $.12 per share.

     In January 1999, the board of directors approved option grants to three employee members of the board of directors for services rendered to the Company in 1998. The former president, former CEO, and his wife each received a two-year option to purchase 500,000 shares at $.12 per share. In September 2000, as part of an overall termination agreement, the former president, W. Robert Bentley, agreed to cancel 500,000 of these options. The remaining balance of these options expired in January 2001.

     In September 2000, the former President, Mr. Bentley, agreed to an early termination of his contract. As part of the termination agreement, the Company agreed to pay Mr. Bentley $21,630 plus unreimbursed expenses and Mr. Bentley agreed to cancel options to purchase 500,000 shares of the Company's common stock. In addition, the Company agreed to issue Mr. Bentley 1,000,000 shares of common stock in three equal annual installments beginning in March 2001. The Company has released 333,333 in both March 2001 and April 2002. The remaining 333,334 are expected to be released in March 2003.

     In January 2000, John Marsala, holder of the Company's Preferred "C" stock, loaned JST $155,000 in cash for working capital purposes. For this loan he received a guaranteed promissory note with 10% interest per annum compounded annually secured by the Company's assets. In January and May 2000, Mr. Marsala personally guaranteed loans for JST's equipment leases of $100,000 and $75,000, respectively. He did not receive any compensation for these personal guarantees. (See Note F - "SHORT-TERM DEBT", Note J - "Prefeered STOCK" and Note N - SUBSEQUENT EVENTS for additional information on transactions with Mr. Marsala).

     During the year ended December 31, 2001, Ronald Bridges, the Company's President and C.E.O., made short-term loans to JST for cash flow purposes. These loans were later repaid from working capital. At December 31, 2001, the loan balance due to Ronald Bridges was $8,619. Mr. Bridges also purchased a tractor used in the Company's operation, which he sold to the Company for $48,000 payable $6,000 per month. Mr. Bridges purchased this tractor for $44,000. On this purchase at December 31, 2001, the Company owed Mr. Bridges $39,000.

Item 13.  Exhibits and Reports on Form 8K

(a)      Exhibits


                                                           Index to Exhibits

Exhibit
  No.    Description
-----    ------------

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

10.3 Employment Agreement between Wayne A. Eastman, Jr. and New York Cross Harbor Railroad Terminal Corporation, dated October 1, 2001. *

10.4 Employment Agreement between Ronald W. Bridges and New York Cross Harbor Railroad Terminal Corporation, NYRR, JST and CH Propriety dated October 1, 2001.*

10.5 Transportation and Occupancy Agreement between Transload Services, L.L.C., New York Cross Harbor Railroad Terminal Corporation and JS Transportation dated November 19, 2001. *

10.6 Union Agreement between the Searfares International Union of North America and NYCH Railroad Company dated August 1, 2001.*

*      Filed herewith.

(b)      Reports on Form 8K

         Form 8-K/A "Item 2. Acquisition or Disposition of Assets" filed December 31, 2001, with date of report of February 24, 2000.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 10, 2002 by the undersigned, thereunto duly authorized.


                                           New York Regional Rail Corp.



                                           /s/ Ronald W. Bridges
                                           -----------------------------
                                           President and Chief Executive Officer



                                           /s/ Joel Marcus
                                           -----------------------------
                                           Chief Financial Officer





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




     Signatures                     Title                   Date
     -----------                -------------             --------

/s/ Ronald W. Bridges         Director                 April 10, 2002
---------------------


/s/ Gordon Kuhn               Director                 April 10, 2002
---------------------


/s/ Sabato Catucci            Chairman of the Board    April 10, 2002
---------------------


/s/ Joel Marcus               Director                 April 10, 2002
---------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
New York Regional Rail
New York, NY

We have audited the accompanying consolidated balance sheet of New York Regional Rail Corporation and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Regional Rail Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency and an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants
March 27, 2002
New York, New York

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001

                                     ASSETS

Current assets
     Cash                                                     $       22,568

     Accounts receivable, net
      of allowance for doubtful accounts of $91,463                  461,678

     Prepaid expenses and other current assets                        29,623
                                                                ------------
                            Total current assets                     513,869

Property and equipment, net                                        3,723,854

Other assets                                                         717,856
                                                                ------------
                                                                $  4,955,579
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long term debt                       $    419,710
     Convertible promissory notes:
        Related parties                                              464,173
        Others                                                       475,000
     Other short-term debt:
        Related parties                                              101,532
        Others                                                       234,209
     Accounts payable                                                511,666
     Accrued expenses                                              2,295,237
     Payroll taxes payable                                           929,452
                                                                  -----------
             Total current liabilities                             5,430,979

Deferred rent payable                                                218,559

Long term debt                                                       827,859

Temporary equity                                                   1,512,500

Stockholders' deficit:
     Series C Convertible Preferred Stock, $.001 par value,
      500,000 shares authorized;
      500,000 shares issued and outstanding                          500,000
     Common stock, $.0001 par value,
      200,000,000 shares authorized;
      172,066,491 shares issued and outstanding                       17,207
     Additional paid-in-capital                                   12,316,425
     Accumulated deficit                                         (15,867,950)
                                                                  -----------
     Total stockholders' deficit                                  (3,034,318)
                                                                 ------------
                                                                $  4,955,579
                                                                =============


                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                   --------------------
                                                   2001            2000
                                                 -----------     ----------

Operating revenues                         $     4,289,740      $  8,626,093
                                           ----------------   ----------------

Operating expenses                               3,606,904         7,613,144

Administrative expenses                          1,398,067         1,802,773
                                           ----------------   ----------------

Total expenses                                   5,004,971         9,415,917
                                           ----------------   ----------------

Loss before other expenses
  extraordinary item,
  and minority interest                           (715,231)         (789,824)

Other expenses:
     Interest expense, net                         207,080         1,123,674
                                           ----------------   ----------------
         Total other (income) expenses             207,080         1,123,674
                                           ----------------   ----------------

Loss before extraordinary item
 and minority interest                            (922,311)       (1,913,498)

Extraordinary gain - forgiveness of debt              -             (263,271)
                                           ----------------   ----------------

Loss before minority interest                     (922,311)       (1,650,227)

Minority interest in (income)/loss
 of subsidiary                                     (85,234)           36,127
                                            ----------------   ----------------

Net loss                                          (837,077)       (1,686,354)

Deemed preferred stock dividend                     50,000            29,167
                                             ----------------   ----------------

Loss applicable to common shareholders      $     (887,077)    $   (1,715,521)
                                             ================   ================

Loss per share - basic and diluted:
     Continuing operations                    $      (0.01)      $     (0.01)
     Extraordinary                                    0.00              0.00
                                             ----------------   ----------------
                                                     (0.01)            (0.01)
                                             ================   ================

Weighted average common shares outstanding
     basic and diluted                          170,836,175        167,658,274
                                             ================   ================

                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                         Common Stock       Preferred Series C    Additional      Accumulated
                                    ---------------------   -------------------
                                       Shares      Amount    Shares    Amount   Paid-in Capital     Deficit           Total
                                    ------------  --------   -------- --------  ---------------  --------------   -------------
Balances at January 1, 2000          161,686,169     16,169       --     --         9,913,471     (13,344,519)      (3,414,879)

Exercise of stock options                101,924         10       --     --            12,221          --               12,231

Conversion of debt into common stock   7,531,012        753       --     --         1,022,108          --            1,022,861

Common stock issued for services         502,086         50       --     --           143,430          --              143,480

Common stock issued for acquisition      480,000         48       --     --           187,152          --              187,200

Common stock issued for shares of New
 York Cross Harbor and CH Proprietary     49,498          5       --     --            49,493          --               49,498

Common stock issued for interest          50,000          5       --     --             9,995          --               10,000

Other                                     16,000          2       --     --                (2)         --                --

Series C Convertible Preferred
 Stock issued for debt                      --          --    500,000  500,000          --             --              500,000

Value of benificial conversion feature
   of convertible notes                     --          --        --     --            17,333          --               17,333

Warrants and options issued for debt        --          --        --     --           717,038          --              717,038

Net loss                                    --          --        --     --             --         (1,686,354)      (1,686,354)

                                     ------------   --------  ------- --------- --------------  --------------    -------------
Balances at December 31, 2000        170,416,689     17,042   500,000  500,000     12,072,239     (15,030,873)      (2,441,592)

Conversion of debt into common stock     640,302         64       --     --            63,337          --               63,401

Common stock issued for services           9,500          1       --     --               949          --                  950

Common stock issued for settlement
   of employment agreement             1,000,000        100       --     --           179,900          --              180,000

Net loss                                    --          --        --     --             --           (837,077)        (837,077)

                                     ------------   --------  ------- --------  --------------  --------------    -------------
Balances at December 31, 2001         172,066,491   $17,207   500,000 $500,000    $12,316,425    $(15,867,950)    $ (3,034,318)
                                     ============   ========  ======= ========  ==============   ==============   =============


                 See notes to consolidated financial statements.

             NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS


                                                   FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                    ------------------------
                                                     2001               2000
                                                --------------  ----------------
Cash flows from operating activities:
  Net loss                                      $  (837,077)    $    (1,686,354)
                                                --------------  ----------------
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
  Bad debt expense                                  315,278               -
  Depreciation                                      510,823            444,001
  Amortization of goodwill                           63,517             42,750
  Loss on disposal of property and equipment         46,403            365,002
  Stock issued for services                             950            143,480
  Beneficial conversion feature of
   convertible debt                                    -                17,333
  Warrants and options issued for debt                 -               717,038
  Minority interest                                 (85,234)            36,127
 Changes in operating assets and liabilities:
  Accounts receivable                               196,900           (298,472)
  Other current assets                              (22,623)             5,015
  Other assets                                     (287,385)           143,058
  Accounts payable                                  (14,374)          (684,578)
  Accrued expenses                                  417,964            102,749
  Payroll taxes payable                              23,867            195,580
  Deferred rent                                        -                 7,250
                                                --------------   ---------------
     Total adjustments                            1,166,086          1,236,333
                                                 -------------   ---------------
Net cash provided by (used in)
 operating activities                               329,009           (450,021)
                                                 =============   ===============
Cash flows from investing activities:
 Purchase of property and equipment                (177,892)          (359,603)
 Proceeds from sale of property and equipment       (65,013)              -
                                                --------------   ---------------
Net cash used in investing activities              (242,905)          (359,603)
                                                ==============   ===============
Cash flows from financing activities:
 Long term debt                                    (118,225)           522,500
 Convertible notes - other                             -               115,149
 Convertible notes - related parties                  5,000             54,851
 Other current debt - related parties                 8,619             (3,740)
 Other current debt - other                            -               (53,271)
 Proceeds from issuance of capital stock
  for options                                          -                12,231
                                                -------------     --------------
Net cash provided by (used in) financing
 activities                                        (104,606)           647,720
                                                =============     ==============
Net decrease in cash                               (18,502)           (161,904)
Cash at beginning of year                           41,070             202,974
                                                -------------     --------------
Cash and cash equivalents at end of year        $   22,568        $     41,070
                                                =============     ==============



                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS (con't)


                                                   FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                    ----------------------
                                                     2001               2000
                                                --------------  ----------------
Supplemental cash flow information:
 Cash paid during the year for:
  Interest and Income Taxes                     $     -           $       -
                                                =============    ===============
Non-Cash Transactions
 Common shares issued in exchange for
  interest in subsidiary                        $     -           $    236,698
                                                =============    ===============
 Property and equipment received for
  accounts receivable                           $  131,568        $       -
                                                =============    ===============
 Notes received for property and equipment      $   28,000        $       -
                                                =============    ===============
 Property and equipment exchanged for
  accounts payable and acrrued expenses         $  260,000        $       -
                                                =============    ===============
 Property and equipment exchanged for debt      $   12,500        $       -
                                                =============    ===============
 Property and equipment purchased for debt      $   39,000        $       -
                                                =============    ===============
 Conversion of debt into common stock           $   55,000        $  1,022,861
                                                =============    ===============
 Conversion of debt into convertible
  preferred series C                            $     -           $    500,000
                                                =============    ===============
 Debt issued for supplies                       $     -           $     50,000
                                                =============    ===============
 Common shares issued in exchange for
  accrued interest                              $    8,401        $     10,000
                                                =============    ===============
 Stock issued for accrued compensation          $  180,000        $       -
                                                =============    ===============




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

               Description of Business

               The Company operates an ICC certified railroad through its majority-owned subsidiary, New York Cross Harbor Railroad Terminal Corporation ("NYCH"). NYCH's business is to transport and deliver rail traffic via barges across New York Harbor and the East River, thus connecting the Long Island Railroad and other lines. In addition, it receives and delivers railcars at certain industrial facilities located on partially owned and partially leased track located in Brooklyn, New York and Jersey City, New Jersey. Another majority-owned subsidiary, CH Proprietary, Inc., formerly CH Partners, Inc. ("CHP") holds title to the railroad, marine and terminal equipment used in the business. At December 31, 2001 the Company owned 93.4% and 94.5% of NYCH and CHP, respectively.

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

               Basis of Presentation

               The Company has a working capital deficiency of $4,917,110 at December 31, 2001, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

               Property and Equipment

               Property  and  equipment  are  stated at cost,  less  accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred.

               Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated depreciable lives are 5 years for machinery and transportation equipment, 20 years for marine assets, between 10 and 40 years for track and roadbed and between 10 and 20 years for operating equipment.

               Concentration of Credit Risk

               At December 31, 2001, 18.3% of accounts receivable was concentrated in one customer while 11.8% was concentrated in a second customer. Credit is extended to customers based on an evaluation of each customer's financial condition, generally without requiring collateral or other security. Due to the historical concentration of receivables and relatively small customer base, the Company could be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations.

               Minority Interests

               The minority interest accounts representing the investments in NYCH, CHP and JST and have been reduced to zero for all periods presented as a result of cumulative operating losses. Accordingly, the portion of the losses that would normally be assigned to the minority interest stockholders' ("excess losses") for NYCH, CHP and JST are recognized by the Company. The Company will recognize 100% of any subsequent profits until such time as the excess losses previously recognized by the Company have been recovered.

               Beneficial Conversion Feature of Convertible Securities

               From 1996 to 2000, the Company has issued convertible debt and equity securities with nondetachable conversion features that have intrinsic value at the date of issue. In accordance with applicable accounting rules, the Company measures this beneficial conversion feature at the issue date by multiplying the number of shares into which the security can be converted by the spread between the market price of its common stock and the conversion price of the security. The resulting discount is recognized by allocating a portion of the proceeds equal to the discount to additional paid-in capital. For convertible debt securities, the discount is amortized to interest expense over the period ending on the date the security first becomes convertible. For convertible preferred stock, the discount is amortized as a dividend charge. Additionally, upon conversion of the notes issued, the Company issued options to the investors to purchase shares of common stock. The fair value of the options issued is determined by use of a Black-Scholes valuation model.

               Income Taxes

               The Company accounts for its income taxes using the liability method, which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry forward. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. At December 31, 2002 there were no impairments.

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

               Loss Per Share

               Basic loss per share is computed using the weighted average number of shares of outstanding common stock. Diluted loss per share for the years ended December 31, 2001 and 2000 is based only on the weighted average number of common shares outstanding during that period including common stock equivalents. Common stock equivalents are not included in the calculation of diluted earnings per share because such inclusion would have been anti-dilutive. Common stock equivalents consist of stock options, options, convertible preferred stock, and convertible debt.

               Stock-Based Compensation

               The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company adopted the pro forma disclosure requirements of SFAS 123.

               Recent Pronouncements

               In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

               In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

               In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement

               No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

NOTE B -    PROPERTY AND EQUIPMENT

               Property and equipment consists of the following:

                Marine equipment and dock facilities          $2,726,144
                Railroad locomotive cars and equipment           213,638
                Track and related land improvements            1,278,898
                Transportation equipment                       1,647,197
                Other                                            256,863
                                                            ---------------
                                                               6,122,740
                 Less: Accumulated depreciation                2,398,886
                                                             ---------------
                                                              $3,723,854
                                                             ===============

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

               In December 2000, the Company wrote off fixed assets totaling $365,002 during the year in response to property lost from the PANYNJ judgments (See Note I) and the sinking of a float bridge.

               Depreciation expense totaled $511,000 and $444,000 for the years ended year ended December 31, 2001 and 2000, respectively.

NOTE C -    OTHER ASSETS

            Other assets consist of the following:

            Deposits                                   $  9,115
            Permits and licenses                         68,868
            Goodwill from acquisitions, net             257,319
            Long-term receivable,
              net of $236,682 reserve                   382,554
                                                       --------
                                                       $717,856
                                                       ========

NOTE D -    PAYROLL TAXES PAYABLE

               Payroll taxes payable includes overdue federal, state and local taxes, plus estimated penalties and interest.

NOTE E -    ACCRUED EXPENSES

            Accrued expenses consist of the following:


            Accrued interest                         $  227,634
            Property taxes - City of New York           488,700
            Property taxes - New Jersey                 416,390
            Port Authority judgments (including
              accrued interest)                         721,188
            Other accrued expenses                      441,325
                                                      ---------
            Total                                    $2,295,237
                                                      =========

               The Company is involved in a long-standing dispute with the City of New York over property tax assessments dating back to 1984 (See Note H).

               New Jersey property tax accruals as of December 31, 2001 cover the periods from 1996 to 2001. The Company has estimated the annual assessment to be $63,000 and has accrued $38,390 in interest. (See Note H).

NOTE F -  SHORT-TERM DEBT

            A.  Convertible Notes Payable


            RELATED PARTIES

            Private investor                          $  18,773
            Former CEO                                   40,000
            Former officer/wife of former CEO           250,400
            Private investment company                  155,000
                                                       --------
                                                      $ 464,173
                                                       ========

               Private investor

               On June 1, 2000, the Company issued a note in the amount of $18,773 bearing interest at 10% per annum, with a maturity date of December 31, 2001. The note is convertible into non-restricted shares of common stock at the value of the note divided by $.078 or 90% of the average closing price of the common shares for the ten trading days preceding the date of conversion. The note is convertible at the holder's option, at any time subsequent to the effective date of the Company's registration statement filed with the Securities and Exchange Commission. If the note is not converted by December 31, 2001, it shall automatically be extended for 60 days. In the event of conversion by December 31, 2001, the note grants an option to purchase 1.0452 shares of non-restricted shares of common stock for $0.12 per share for every share that holder acquires through conversion for each share acquired in the conversion through the later of December 31, 1999 or 90 days from the effective date of an SEC stock registration. On February 21, 2002, $18,733 principal balance of the notes plus accrued interest were converted into 655,741 shares of common stock, upon conversion the holder received an option to purchase an additional 685,381 shares at $.12 per share.

               Former CEO

               Note payable in the amount of $40,000 bearing interest at 10% per annum, this note is currently in default. The note is convertible into shares of common stock at the lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing price of the common shares for the five trading days preceding the date of conversion.

               Former officer/wife of former CEO

               Note payable issued in 1997 in the amount of $60,000 bearing interest at 10% per annum, this note is currently in default. The note is convertible into shares of common stock at the lower of $.075 per share, or 90% of the average closing price of the common shares for the five trading days proceeding the date of conversion.

               Note payable in the amount of $35,000 bearing interest at 10% per annum, currently in default. The note is convertible into shares at the lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing price of the common shares for the five trading days preceding the date of conversion.

               Note payable in the amount of $80,000 bearing interest at 10% per annum, currently in default. The note is convertible into shares of common stock at the lower of $.08 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing price of the common shares for the five trading days preceding the date of conversion.

               Notes payable in the amount of $75,400 bearing interest at 10% per annum, this note is currently in default. The note is convertible into shares of common stock at the lower of $.14 per share, based on the lowest debt conversion price subsequently offered to a third party, or 90% of the average closing price of the common shares for the five trading days preceding the date of conversion.

               Private investment company

               Notes payable in the amount of $150,000 bearing interest at 10% per annum. Note is on a month to month basis and is secured by a fixed asset. The notes are convertible into shares of common stock at $.14 per share, or 90% of the average closing price of the common shares for the ten trading days preceding the date of conversion. In the event of conversion, the note grants the holder an option to purchase at $.18 per share, one-half of one additional share of common stock, for each share acquired in the conversion which expire 90 days from the effective date of a SEC stock registration.

               Notes payable in the amount of $5,000 bearing interest at 10% per annum. The Note is on a month to month basis.

               OTHER LENDERS

               Notes payable in the amount of $475,000 bearing interest at 10% per annum, currently in default. The notes are convertible into shares of common stock at the lower of various set conversion prices or at 90% of the average closing price of the common shares for the ten trading days preceding the date of conversion. In the event of conversion, the note grants the holder an option to purchase from one half to three quarters of an additional share of common stock, at a range between $0.12 to $0.75 per share, for each share acquired in the conversion. These options will expire 90 days from the effective date of a SEC stock registration. On February 21, 2002, $105,000 principal balance of the notes plus accrued interest were converted into 3,963,340 shares of common stock, upon conversion the holder received an option to purchase an additional 1,981,671 shares at $.18 per share.


            B. Other Current Debt

            Related parties

                Unsecured non-interest bearing advances from the
                 Company's former CEO; due on demand                 $ 92,913

                Unsecured non-interest bearing advances from the
                 Company's CEO; due on demand                           8,619
                                                                     --------
                                                                     $101,532
                                                                     ========
            Other lenders

               Notes payable - investors; non-interest
               bearing, currently in default                         $234,209
                                                                     ========


NOTE G -    LONG-TERM DEBT

               Note in the amount of $63,554 of which $23,830 is long-term, payable to the Seafarers Union for dues in arrears; monthly payments of $3,500 due through July 2003. Interest is payable at 5% per annum.

               Various notes payable in the amount of $544,558 of which $229,281 is long-term; collateralized by transportation equipment; interest payable at rates between 5% to 18%; monthly payments vary and are due through February 2004.

               Notes payable, related parties in the amount of $574,748; (principal of $475,000 plus accrued interest of $ 99,748). Interest accrues at a rate of 10% per annum and due December 31, 2003.

               Maturities of long-term debt are as follows:

                    Year ending
                    December 31,

                     2002                 $419,710
                     2003                  748,596
                     2004                   39,845
                     2005                   15,584
                     Thereafter                  0

NOTE H -    COMMITMENTS

               EMPLOYMENT AGREEMENT

               On September 12, 2000, the Company terminated the services of its former President (Mr. Robert Bentley). As part of the termination agreement, the Company agreed to compensate the former president for wages due from the date of termination through December 31, 2000. In addition, the Company agreed to issue common shares per the original employment agreement. The Company will issue share grants of 333,333 shares per year for a three year period beginning March 2001. The Company issued 333,333 in March 2001 and 2002. The Company has accrued $180,000 as compensation expense for the year ended December 31, 2000.

               On October 1, 2001, the Company entered into a new employment agreement with its President and C.E.O. of NYRR, NYCH, JST and CHP. The agreement, whereby the President and his designated affiliate will receive annual compensation of $108,000. In addition, the President is eligible for incentive bonuses. These bonuses are a combination of cash and stock options. The incentive bonuses are based upon performance related to sales increases of NYRR, NTCH, CHP and JST. This agreement is for a period of one year and is automatically renewable for one year at the option of the parties.

               On October 1, 2001, the Company entered into a new employment agreement with its Vice President of Operations of NYCH. This agreement provides for annual compensation of $48,000. In addition, the Vice President is eligible for an incentive bonus. The bonus is in the form of stock options. The incentive bonus is based upon performance related to sales increases of NYCH. This agreement is for a period of one year and is automatically renewable for one year at the option of the parties.


               UNION AGREEMENT

               On August 1, 2001 the Company entered into a long-term union contract with the Seafares International Union of North America. The contract expires July 31, 2005 but is automatically renewed of one-year periods unless either party submits sixty-day written notification. Under the contract the Company is required to pay health benefits for all its union employees at the rate of approximately $540 per person. (At December 31, 2001 the Company had four (4) union employees.)

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

               In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property in accordance with the terms and conditions of the lease agreement. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $76,000. Such amount has been accrued at December 31, 2001. Both parties are currently in negotiations.

               Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a deferred rent liability of $218,559 as of December 31, 2001.

               Estimated future minimum lease payments under this lease as of December 31, 2002 are as follows:

                     Year ending
                     December 31,

                        2002        28,825
                        2003        28,825
                        2004        28,825
                        2005        28,825
                        2006        28,825
                        Thereafter 461,200
                                   -------
                                   $605,325
                                    =======

               NYCH leases its Bush Terminal property in Brooklyn, New York from the Economic Development Corporation of New York City on a month-to-month basis at $2,200 per month. (See Note H).

               Aggregate rent expense for the year ended December 31, 2001 was $51,270.

               OTHER COMMITMENTS

               The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property, which is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Preliminary negotiations are underway between the Company's representatives, the New York City Real Estate Tax Assessor, and the Corporation Counsel's office. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $488,700, representing the tax due on the Bush Terminal property, the only parcel currently used in the rail operations. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount.

               The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement the Company has recorded a liability on its books of approximately $416,390 for these real estate taxes. The Company is working to resolve this dispute.

               In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property in accordance with the terms and conditions of the lease agreement. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $76,000. Such amount has been accrued at December 31, 2001. (See Note H) Both parties are currently in negotiations.

NOTE I -    LEGAL MATTERS

               On November 19, 1998, the City of New York filed a lawsuit entitled "the City of New York v. New York Cross Harbor Railroad Terminal Corp., Robert R. Crawford and New York Regional Rail Corporation". United States District Court Southern District of New York case no. 98 Civ. 7227, against the Company and Robert Crawford, the Company's former President, for the purpose of recovering the cost of the removal and cleanup of certain hazardous substances and petroleum at the Company's Bush Terminal facility. The suit alleges that certain parties were instructed by the Company to dispose of hazardous and toxic materials in an illegal manner. The plaintiff is seeking recovery of approximately $600,000, which it claims to have spent on the investigation and cleanup of the alleged disposal, as well as all future investigation and cleanup costs, and the cost of this litigation. The Company intends to vigorously defend this action. The lawsuit is presently in the early stages of discovery; accordingly the ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this matter.

               Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index no. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that Crawford did not pay them. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in the subsidiary (NYCH) and unspecified monetary damages to be determined by the court. The term "restoration of their equitable interest" is the exact wording used in the "claim for relief" section of the complaint. The term is not defined within the complaint. The Company intends to vigorously defend this action.

               Platinum Funding Corp. ("Platinum") v. New York Regional Rail, New York Cross Harbor Railroad Terminal Corp. and CH Partners, Inc., Superior Court of New Jersey, Law Division, Bergen County Docket No.: BER-L-10413-98 on December 24, 1998. The Company was named in a lawsuit by its former factoring agent for approximately $250,000. The balance resulted from a dispute involving a factoring agreement, which the Company entered into in December 1995. The arrearage represents a combination of uncollected accounts receivable, factoring fees and fees charged due to the Company's inability to meet certain predetermined minimum factoring levels. In March 1999, the case was dismissed. In December 1999, the Company entered into an agreement whereby the Company issued 300,000 shares of its common stock into escrow in the name of Platinum. These shares were to be registered and sold on behalf of Platinum until $250,000 was attained from said sale. Any unsold balance of the 300,000 shares would be returned to treasury. If the proceeds of $250,000 were not attained, the Company would issue additional shares to be registered and sold until the total proceeds to Platinum would be $250,000. The Company has been unable to register these shares for sale and they still remain in escrow. Platinum refiled the lawsuit in October 2000. In June 2001, they received a judgement in the amount of $250,000 plus interest, which the Company appealed. In December 2001, the Company lost this appeal. In March 2002, the NYCH's bank account was the subject of a levy by Platinum Funding. Currently, the Company is negotiating a settlement with Platinum and believes a settlement may be reached. The Company has reflected the liability to Platinum as a current liability in the Company's financial statements. Depending on the terms of the settlement, these shares may be returned to treasury and/or this liability may be changed.

               On November 2, 2001, NYCEDC filed an adverse abandonment petition with the Surface Transportation Board against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York seeks to remove NYCH, from Bush Terminal yard in Brooklyn, NY. The reasons stated within the City's STB filing are (i) the Company's financial condition, specifically that it has had late fees on rent since 1995 of over $20,000,(ii) the alleged dumping of pesticides and oil on the Bush Terminal property by Robert Crawford, which is the subject of ongoing litigation and (iii) ongoing failure to install a properly working sprinkler system at the Bush Terminal office building. The anticipated timeframe for a final decision from the STB is expected in April 2002. However, if the decision is appealed, the process could take an additional year. If the ruling of the STB is adverse to the Company it is the Company's intention to immediately appeal the decision and during the appeal process, request a stay of judgment. The Company intends to vigorously defend this action. In March 2002, the City of New York, with the Company's consent, requested that the STB hold the proceeding in abeyance for 60 days while the parties engage in discussions to resolve the matters. This abeyance was granted by the STB.

               The Company's Board of Directors is reviewing transactions by former management, the Crawford family, as related to the litigation in the matters referred to in (a) and (b) above, as well as, separate issues surrounding the cancellation of shares and attempted issuance of Series "B" preferred shares. The Company does not anticipate that there will be any adverse material effects on it as a result of its review.

               The Company is also a party to routine claims and suits brought against it in the ordinary course of business. Some of these matters are covered by insurance. In the opinion of management, the outcome of these claims is not expected to have a material adverse effect on the Company's business, financial condition, or results of operations. The Company has established a reserve of $56,000 for the estimated costs of litigation and settlements.

NOTE J -    CAPITAL TRANSACTIONS

               PREFERRED STOCK

               In December 1999, the Board of Directors established the Company's Series C Preferred Stock, ("Series C"), by authorizing the issuance of up to 500,000 shares. The Series C has an annual dividend of $0.10 per share. Dividends not declared by the Board cumulate and accrue interest at 10% per annum. Upon liquidation or dissolution, each share is entitled to distribution of $1.20 plus unpaid dividends prior to distribution to holders of common. The shares contain a provision whereby the holder has a 300 to 1 voting right per share. The shares are convertible into common at the election of the holder, subsequent to June 1, 2000. Each share of Series C is convertible into 12.82 shares of common stock or 90% of the 5 day average closing price of the Company's common stock plus accrued dividend. For each share of common stock received on conversion, the holder is entitled to purchase
               1.042 shares of the Company's common stock at $0.12 per share.

               In June 2000, 500,000 shares of Series C were issued to John Marsala in exchange for $500,000 in delinquent notes due him. On February 21, 2002, $60,000 principal balance plus accrued interest of $86,301 was converted into 4,358,099 shares of common stock, upon conversion the holder received an option to purchase an additional 4,555,085 shares at $.12 per share.

               COMMON STOCK

               In September 2000, the Company issued 377,920 shares of common stock in payment of convertible notes for repair services valued at $60,000 and accrued interest of $9,031. Upon conversion holders received options exercisable at $.75 to purchase 188,959 shares exercisable through December 31, 2000. These options expired on January 1, 2001.

               On December 31, 1999, the Company reached a settlement agreement with its former factor for the sum of $250,000. The funds would be paid within one year of the agreement. In order to secure the payment, the Company issued 300,000 shares of the company's common stock to the factor. The stock is to be held in escrow with the Company's attorneys and liquidated at the Company's option in order to fund the payable. If said shares are insufficient to fund the payable in full, the Company has been authorized by the board of directors to issue additional shares until the liability is satisfied. In January 2001, the Company was in default of the agreement. The Company is currently in negotiations to satisfy the obligation. (See Note I and Note - P for additional information).

               In February 2000, the Company acquired 100% of the outstanding shares of OSK Capital 1 Corporation in return for an $18,000 cash payment and the issuance of 480,000 shares of the Company's common stock valued at $187,200.

               In March 2000, the Company exchanges 49,498 shares of its common stock to one person in exchange for 31 shares of CHP and 30 shares of NYCH.

               In March 2000, options to purchase 39,424 shares of common stock were exercised for $4,731.

               Between April and May 2000, the Company converted the sum of $937,625 (including accrued interest of $69,564) in convertible notes payable into shares of common stock. The Company issued common shares totaling 7,037,558. Upon conversion holders received 4,574,413 options exercisable between $, 12 and $.18 to purchase shares, these options expire 90 days after the effective date of a SEC stock registration.

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

               In October 2000, the private investment company exercised options to purchase 62,500 shares of common stock for $7,500.

               In December 2000, the holder converted the principal value of $14,000 and accrued interest of $2,205 in convertible notes payable into 115,534 shares of common stock. Upon conversion holders received options exercisable at $.18 to purchase shares, these options expire 90 days after the effective date of a SEC stock registration.

               On March 22, 2001 the Company issued 9,500 shares of restricted stock, pursuant to its "Stock Bonus Plan", to employees of its rail subsidiary. These grants were issued on the basis of years employed. On the date of the grant the Company's Common stock was valued at $0.10. The Company has recorded $950 as compensation expense.

               On March 21, 2001, the Company issued 1,000,000 shares in the name of W. Robert Bentley. These shares will be distributed to Mr. Bentley in accordance with his 1997 employment and 2000 settlement agreement with the Company. These shares were valued at their fair market value on the date of the settlement agreement at $180,000. The Company released 333,333 of these shares in March 2001 and 333,333 in March 2002. The remaining 333,334 shares will be issued in March 2003.

               In October 2001, two holders of the Company's promissory notes converted the principal value of $55,000 and accrued interest of $8,401 into 640,302 shares of common stock. Upon conversion the holders received options to purchase 64,033 shares at $.18 per share and 165,704 shares at $.60 per share. These options will expire 90 days from the effective date of a registration.

               COMMON STOCK OPTIONS

               The Company's 1999 Stock Option Plan (the "Plan") provides for granting to the Company's employees, directors and consultants, qualified incentive and nonqualified options to purchase common shares of stock. The plan provides options exercisable for a maximum of 4,000,000 shares of common stock to be granted. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. The term of each option is fixed by the committee; provided, however, that the term of an Incentive Stock Option shall not exceed ten years from the grant date.

               For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years from the date of grant.

               During 2001, the Company granted options to purchase 67,862 shares of common stock to certain employees of the Company. The options are exercisable at per share prices ranging from $.16 to $.19 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These options vest immediately from the date of grant.

               During 2001, the Company issued options to purchase 320,182 shares of common stock to in connection with its convertible note of the Company. The options are exercisable at per share prices ranging from $.18 to $.60 per share. On December 31, 2001, 90,445 options exercisable at $.60 per share expired. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2001 and 2000: The per-share weighted average fair value of stock options granted during 2001 and 2000 was [$.0] and $0.23, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                            Years Ended December 31,
                                                2001        2000
                                                -----      ------

                  Expected dividend yield          0%         0%
                  Risk-free interest rate          3%         7%
                  Annualized volatility           25%        50%
                  Expected life, in years          1          1

               Stock option activity for the years ended December 31, 2001 and 2000 is summarized as follows:

                                          Number of     Weighted average
                                           shares        exercise price
                                          --------      ----------------
   Outstanding at December 31, 1999      12,281,000         $ 0.24
              Granted                     5,243,225           0.19
              Exercised                    (604,010)          0.26
              Canceled                   (4,607,691)          0.31
                                         -----------          ----
   Outstanding at December 31, 2000      12,312,524           0.19
              Granted                       388,044           0.46
              Exercised                       (-)             0.00
              Canceled                   (2,432,135)          0.32
                                         -----------          ----
   Outstanding at December 31, 2001      10,268,433          $0.17
                                         ==========          =====

               The following table summarizes the Company's stock options outstanding at December 31, 2001:

                    Options outstanding                   Options exercisable
                   -----------------------                -------------------
                                 Weighted     Weighted                  Weighted
                                  average     average                   average
    Range of                     remaining    exercise                  exercise
 exercise price      Number        life (1)    price        Number       price
----------------    ---------    ----------   --------    ----------    -------

     $ 0.12         4,082,965         1        $ 0.12     4,082,965     $  0.12
       0.15           550,000         1        $ 0.15       550,000     $  0.15
       0.16            50,000         1        $ 0.16        50,000     $  0.16
       0.18         3,020,396         1        $ 0.18     3,020,396     $  0.18
       0.19            17,862         1        $ 0.19        17,862     $  0.19
       0.20         2,050,000         1        $ 0.20     2,050,000     $  0.20
       0.25           287,360         1        $ 0.25       287,360     $  0.25
       0.60           209,850         1        $ 0.60       209,850     $  0.60
                   -----------                 ------     ----------    --------
                   10,268,433                  $ 0.17    10,268,433     $  0.17
                   ===========                 ======    ==========     ========


               (1) The Company used the "Weighted average remaining life" of 1 year for purposes of this table, however the terms for the expiration of the majority of all options is 90 days after the effective registration of the securities underlying the options.

               The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for employee and director stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have effected in the following way. In 2001, net loss would have increase from reported by $1,524 and by $0 in 2000 since options granted in 2000 were exercised in the same day.


NOTE K -    INCOME TAXES

               The Company has not recorded any provision for federal and state income taxes through December 31, 2001. The actual tax expense for 2001 and 2000 differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to income before income taxes) as follows:

                                                     2000        2001

                Computed "expected" tax benefit $(346,187) $(293,000) State income tax benefit, net of
                 federal income tax benefit          (61,092)   ( 83,000)
                Change in valuation allowance
                 for deferred tax assets allocated
                 to income tax expense               353,528     376,000
                Permanent differences                 53,751        -
                                                    ---------   ---------
                                                   $     -     $    -
                                                    =========   =========

               The sources and tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 2001 are as follows:

                  Net operating losses                     $ 3,700,000

                  Valuation allowance                       (3,700,000)
                                                          -------------
                  Total deferred tax asset                 $     -
                                                          =============

               As a result of significant pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset for all periods presented. The Company has net operating losses of approximately $10,700,000 available to offset future taxable income. The losses expire at various dates ranging between 2000 and 2020. Utilization of these losses may be limited based on IRS and state change-of-ownership rules.

               The Company and its subsidiaries file separate federal and state income tax returns.


NOTE L - TEMPORARY EQUITY

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


NOTE M -    SEGMENT INFORMATION

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

               The following tables provide summarized information concerning the Company's reportable segments.


                                     Railroad         Trucking
                                    Operations       Operations       Total
                                  ---------------    ------------  ------------

Year ended December 31, 2001

  Operating revenues               $    1,305,375    $ 2,984,365   $ 4,289,740

  Gross profit                            516,457        166,379       682,836

  Segment (loss)                         (616,765)      (220,312)     (837,077)

  Interest expense                        100,542       106,538        207,080

  Depreciation and                        283,446       290,894        574,340
   amortization

Year ended December 31, 2000

  Operating revenues               $  1,301,087      $ 7,325,006   $ 8,626,093

  Gross profit                          720,208          292,741     1,012,949

  Segment (loss)                     (1,873,254)         186,900    (1,686,354)

  Interest expense                      958,045          165,629     1,123,674

  Depreciation and                      238,693          248,058       486,751
   amortization


               MAJOR CUSTOMER

               As of December 31, 2001, sales to the following customers accounted for more than 10% of the Company's revenues from operations.

                                                      Year ended December 31,
                                                      -----------------------

                                                           2001      2000
                                                          ------    ------
                   Waste Management                         15%       13%
                   Construction Demolition Recycling        18%       **
                   Republic Services                        11%       **
                   Unified Services                         11%       *

               * Unified Services began to transport freight via the Company in August 2001.

               ** Less than 10%

NOTE N - SUBSEQUENT EVENTS

               In January 2002, Mr. Caplan resigned as officer, director and Corporate Counsel of the Company.

               On February 21, 2002, "the private investor" converted $18,733 principal balance of the notes plus accrued interest were converted into 655,741 shares of common stock, upon conversion the holder received an option to purchase an additional 685,381 shares at $.12 per share.

               On February 21, 2002, "other lenders" converted $105,000 principal balance of the notes plus accrued interest were converted into 3,963,340 shares of common stock, upon conversion the holder received an option to purchase an additional 1,981,671 shares at $.18 per share.

               On February 21, 2002, $60,000 in principal balance of the Preferred "C" stock plus accrued interest of $86,301 was converted into 4,358,099 shares of common stock, upon conversion the holder received an option to purchase an additional 4,555,085 shares at $.12 per share.

               In March 2002, Platinum Funding ("Platinum") levied the bank account of NYCH as a result of a judgment in the amount of $250,000 plus interest and fees. As a result of the levy Platinum recovered $58,011. The Company is currently working on a payment plan with Platinum. (See NOTE I - "LEGAL MATTERS" for additional information).

NOTE O - RESTATEMENT

               The 2000 financial statements have been restated to reflect the issuance of options on conversion of notes in March and May 2000 of $717,038 and the beneficial conversion feature on $60,000 of notes issued in March/April 2000 of $17,333.

               The effect of such restatements on the Company's financial statement is as follows:
                                           As                            As
                                        Reported      Adjustments     Restated
                                      ------------------------------------------
Statement of Operations
 Adjustments
Year ended December 31, 2000
 Loss from operations                $    789,824   $             $    789,824
 Net loss                                 915,856       734,371      1,650,227
 Net loss per common share basic     $     (0.01)   $             $     (0.01)