Form 10QSB
period 2002-03-31
NEW YORK REGIONAL RAIL CORP
filed 2002-05-20
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



 QUARTERLY REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002


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

                                Yes [ X ] No [ ]


There were 181,043,671 shares of the Registrant's Common Stock outstanding as of April 30, 2002.

                                     INDEX

Part  I:          Financial Information

Item 1.           Financial Statements:

Unaudited Consolidated Balance Sheet - as of March 31, 2002 .........3

Unaudited Consolidated Statements of Operations,
Three Months Ended March 31, 2002 and March 31, 2001.................4

Unaudited Consolidated StatementS of Cash Flows,
Three Months Ended March 31, 2002 and March 31, 2001.................5

Notes to Consolidated Financial Statements.........................6-7

Item 2.   Management's Discussion and Analysis or
          Plan of Operation........................................8-10


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

 Item 4. Submission of matters to a vote
                    of Security Holders..............................11

 Item 5. Other Information...........................................11

 Item 6. Exhibits and Reports on Form 8-K............................11


Signatures...........................................................12

                       NEW YORK REGIONAL RAIL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaduited)

                                     ASSETS

                                                 March 31, 2002
                                                 --------------
CURRENT ASSETS:
 Cash                                              $    22,369
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $333,145                   848,472
 Other current assets                                   20,848
                                                    -----------
  TOTAL CURRENT ASSETS                                 891,689

PROPERTY AND EQUIPMENT, net                          3,813,023
OTHER ASSETS                                           486,240
                                                    -----------
                                                   $ 5,190,952
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses             $ 2,907,576
 Notes payable and
  current maturities of long term debt               1,585,706
 Payroll and payroll taxes payable                     971,182
                                                    -----------
         TOTAL CURRENT LIABILITIES                   5,464,464
                                                    -----------

DEFERRED RENT PAYABLE                                  224,776

DEFERRED REVENUE                                        87,500

LONG TERM DEBT, NET OF CURRENT MATURITIES              832,064

MINORTY INTEREST                                          -

TEMPORARY EQUITY                                     1,512,500

STOCKHOLDERS' DEFICIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 181,043,671 shares             18,104
 Preferred stock series C convertible                  440,000
 Additional paid-in capital                         12,616,892
 Accumulated deficit                               (16,005,348)
                                                    -----------
 TOTAL STOCKHOLDERS' DEFICT                         (2,930,352)
                                                    -----------
                                                   $ 5,190,952
                                                   ============

The accompanying notes are an integral part of the financial statements.

                       NEW YORK REGIONAL RAIL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three Months Ended March 31,
                                   ----------------------------------
                                       2002                2001
                                   ----------------------------------

OPERATING REVENUES                $   1,104,253     $   1,199,933

OPERATING EXPENSES                      797,448           995,026
                                    -------------      -----------
GROSS PROFIT                            306,805           204,907

ADMINISTRATIVE EXPENSES                 301,400           460,367
                                    -------------      -----------
INCOME (LOSS) FROM OPERATIONS             5,405          (255,460)

INTEREST EXPENSE                         56,502            56,535
                                    -------------      -----------
LOSS BEFORE
MINORITY INTEREST                       (51,097)         (311,995)

MINORITY INTEREST
IN LOSS OF SUBSIDIARY                       -              62,106
                                    -------------      -----------

NET LOSS                                (51,097)         (249,889)

DEEMED PREFERRED STOCK DIVIDEND          11,567            12,500
                                    -------------      -----------
LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                     $     (62,664)         (262,389)
                                    =============      ===========

LOSS PER  COMMON SHARE
 - BASIC AND DILUTED              $       (0.00)     $      (0.00)
                                    =============      ===========

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES             175,856,856       170,528,750
                                    =============      ===========


The accompanying notes are an integral part of the financial statements.

                       NEW YORK REGIONAL RAIL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                    ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $    (51,097)   $ (249,889)
                                                         ---------     ---------
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization                             134,126       110,161
Non-cash compensation                                        -              950
Bad debt expense                                            5,000       157,490
Gain on exchange of fixed assets                          (29,234)         -
Minority interest in subsidiary earnings                     -          (62,106)

Changes in operating assets and liabilities:
Increase in accounts receivable                          (160,983)      (79,392)
Decrease in current assets                                  8,775        26,000
(Increase)/decrease in other assets                        (2,250)       80,381
Increase in accounts payable                               77,021        84,935
Increase in accrued expenses                                2,442        30,749
Increase in payroll taxes payable                          41,730        42,846
Increase in deferred rent                                   6,217         6,218
                                                         ---------     ---------
                                                           82,844       398,232
                                                         ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  31,747       148,343
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (61,006)      (75,229)
                                                         ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                     (61,006)      (75,229)
                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                               (23,082)      (32,754)
 Proceeds from other current debt related party            52,142          -
                                                         ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        29,060       (32,754)
                                                         ---------     ---------
NET INCREASE/(DECREASE) IN CASH                              (199)       40,360

CASH - BEGINNING OF PERIOD                                 22,568        41,070
                                                         ---------     ---------
CASH - END OF PERIOD                                     $ 22,369     $  81,430
                                                         =========     =========


  The accompanying notes are an integral part of the financial statements.

                       NEW YORK REGIONAL RAIL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002 are included.

The results of operations for the three - month period ended March 31,2002 are not necessarily indicative of the results to be expected for the full year.

2.  CAPITAL STOCK
                                                     Number of Shares
                                                     Issued and
                                    Authorized       Outstanding       Amount
                                    ----------       -----------      --------
Preferred C                            500,000          440,000        440,000
Common $.0001 par value            200,000,000      181,043,671         18,104

On February 21,2002, $18,733 principal balance of convertible notes plus accrued interest were converted into 655,741 shares of common stock, upon conversion the holder received an option to purchase an additional 685,381 shares at $.12 per share.

On February 21, 2002, $105,000 principal balance of convertible notes plus accrued interest were converted into 3,963,340 shares of common stock, upon conversion the holders received an option to purchase an additional 1,981,671 shares at $.18 per share.

On February 21, 2002, $60,000 in principal balance of the Preferred "C" stock plus accrued interest of $86,301 was converted into 4,358,099 shares of common stock. Upon conversion the holder received an option to purchase an additional 4,555,085 shares at $.12 per share.

3.  LEGAL MATTERS AND OTHER CONTINGENCIES

In March 2002, Platinum Funding ("Platinum") levied the bank account of NYCH as a result of a judgment in the amount of $250,000 plus interest and legal fees. As a result of the levy Platinum recovered $58,011. The Company is currently working on a payment plan with Platinum. The balance was accrued in the Company's financial statements.

In April 2002, a judgment was entered against the Company in a suit brought by Ziegler, Ziegler and Altman ("ZZA") in the amount of approximately $61,000 plus interest and legal fees. The Company is currently working on a payment plan with ZZA. Such amount was accrued in the Company's financial statements.

Please see the Company's annual report on Form 10-KSB for year ended December 31, 2001 for further information on legal matter and other contingencies.

4.  SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                   Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of March 31, 2002
------------------------
Segment assets                   $3,451,937      $ 1,739,015         $5,190,952

Three months ended March 31, 2002
----------------------------------
Operating revenues               $  366,784       $  737,469         $1,104,253
Gross profit                        223,490           83,315            306,805
Segment profit (loss)               (83,463)          32,366            (51,097)
Interest expense                     33,394           23,108             56,502
Depreciation and amortization        58,344           75,782            134,126


                                   Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of March 31, 2001
-----------------------
Segment assets                  $ 3,320,982      $ 1,759,369         $5,080,351

Three months ended March 31, 2001
----------------------------------
Operating revenues              $   321,797      $   878,136         $1,199,933
Gross profit                        152,719           52,188            204,907
Segment profit (loss)              (185,248)         (64,641)          (249,889)
Interest expense                     35,458           21,077             56,535
Depreciation and amortization        40,236           69,925            110,161

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

     The components of the Company's operating revenues and expenses by business segment during the three months ending March 31, 2002 were:

                                 Railroad        Trucking

Operating revenues              $ 366,784       $ 737,469
Operating expenses              $ 143,294       $ 654,154
Gross profit                    $ 223,490       $  83,315

     During the three months ended March 31, 2002, the Company had $1,104,253 in revenue compared to $1,199,933 in revenue during the corresponding quarter ended March 31, 2001, a decrease of $95,680 or 8%. This decrease was primarily due to a temporary decrease in trucking revenue caused by loss of a landfill agreement and was offset increased revenues from managements change in the focus of its sales efforts for JST, from primarily waste transportation movements, to more profitable joint freight movements with NYCH, the Company's rail subsidiary. These new joint freight movements include steel products, bio-solids and containerized freight.

     Operating expenses for the three months ended March 31, 2001 were $797,448 compared to $995,026 a decrease of $197,578 or 20%. This decrease in expense is due to the corresponding decrease in landfill fees paid on revenues for the prior corresponding period.

     Operating expenses as a percentage of operating revenues were 83% for the three months ended March 31, 2001. For the three months ended March 31, 2002, operating expenses decreased to 72% of operating revenues due to the larger percentage of revenue coming from joint rail and truck joint movements of freight, which had more profitable margins.

     Administrative expenses decreased in the three months ended March 31, 2002, by $158,967. As a percentage of operating revenues, administrative expenses decreased to 27% for the three months ended March 31, 2002, from 38% for the three months ended March 31, 2001. The decrease of $158,967 comes primarily from lower marine towing costs for rail operations, lower maintenance costs due to a modernized fleet of trucks and to an approximately $137,000 reduction in bad expense versus the corresponding prior period.

     Interest expense was $56,502 for the three months ended March 31, 2002, as compared to $56,535 for the three months ended March 31, 2001.

     The Company recognized a net loss for the three months ended March 31, 2002 of $51,097 versus a loss for the three months ended March 31, 2001 of $249,889. This major decrease in net loss is attributable to the increased profit margins from the Company's joint rail-to-truck and truck-to-rail freight movements and the reduction of $137,000 in bad debt reserves from the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 2002 the Company recognized income from operations of $5,405 versus a loss from operations for the three months ended March 31, 2001 of $255,460, an improvement of $260,865. Of the loss of $255,460 during the quarter ended March 31, 2001, $157,000 was from the reserve against certain receivables.

     The Company posted positive EBITDA (earnings before interest, taxes, depreciation and amortization) of $139,531 during the quarter ended March 31, 2002, compared to a negative EBITDA of $83,193 for the prior period in 2001, an improvement of $222,724.

     The Company reported net cash provided by operating activities of $31,747, during the quarter ended March 31, 2002. This marks the fifth out of the last six quarters in which the Company's operations provided cash. It also marks the first quarter in which the Company posted a profit from operations of $5,405 and a significantly reduced net loss of only $51,097.

     The Company's working capital deficit on March 31, 2002 decreased by $344,335 to $4,572,775 from $4,917,110 on December 31, 2001, primarily due to an increase in accounts receivable and re-classification of $223,927 of long-term assets to current receivables.

As of March 31, 2002 the Company had the following current liabilities:

        Accounts payable and accrued expenses   $ 2,907,576

        Notes payable and current maturities
         of long-term debt                        1,585,706

        Payroll taxes payable                       971,182


     Accounts payable and accrued expenses include approximately $245,000 owed for accrued interest on convertible notes, and for accrued legal fees. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the issuance of common shares.

     Accounts payable and accrued expenses include approximately $206,000 for the Platinum Funding judgment entered in June 2001. (See Note 3 "LEGAL MATTERS AND OTHER CONTINGENCIES" - of this report for further information.)

     Accounts payable and accrued expenses include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ") in the amount of approximately $730,000 including interest. During 2001 management and the PANYNJ had finalized terms of a possible agreement. The agreement called for 36 monthly payments of $2,250. The agreement was subject to ratification and approval of the Board of Directors of the PANYNJ. In March 2002 management was informed that the approval sought was denied. As of May 15, 2002 the PANYNJ and the Company are finalizing new terms within the guidelines outlined by the Board. The Company is hopeful that once completed this new proposal will be ratified by the Board.

     Accounts payable and accrued expenses also include $905,000 for accrued real estate taxes for New York and New Jersey.

     The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $488,700 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of May 15, 2002 this dispute has not yet been settled.

     The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $431,300 for these real estate taxes. The Company is working to resolve this dispute. As of May 15, 2002 this dispute has not yet been settled.

     The Company has an accrual for payroll taxes payable in the amount of $971,182. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company feels they are still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than amount, which it has accrued. As of May 15, 2002 this dispute has not yet been settled.

     The Company has accrued $224,776 as deferred rent. In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property subject to the terms of the 1993 lease agreement. The agreement contains rent concessions early in the lease term, but eventually required the Company to pay a maximum of 10% of the fair market rent, determined on the basis of an average of appraised values supplied by independent appraisers selected by each party. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $80,000 at March 31, 2002. As of May 15, 2002, the Company and Conrail are finalizing mutually acceptable terms for resolution of all outstanding issues between the two parties. The Company anticipates that during the second quarter of 2002 the parties may resolve their differences in a mutually acceptable settlement.

     There are administrative remedies available to the Company's creditors including, but not limited to, judgments, liens and levies, which can be placed on the Company's bank accounts. Historically, these remedies have been used by the creditors of the Company and have resulted in additional cash flow hardships for the Company. In March 2002, NYCH's bank account was the subject of a levy by Platinum Funding. (See Note 3 "LEGAL MATTERS AND OTHER CONTINGENCIES" - of this report for further information.) There can be no assurance that these remedies may not be used in the future.

     There is approximately $1.3 million in convertible or related party debts. Holders of these debts have not demanded payment and it is expected that the majority of the convertible note holders will opt for conversion into the Company's common stock. Additionally, $392,199 of current maturities of long-term debt is primarily for equipment leases and are payable over 12 months; and $588,687 of trade payables are being paid in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations. The remaining liabilities are accruals for what the Company believes the liability for settlement of pending lawsuits could be. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $9 million, but management currently anticipates that these matters will be amicably resolved at a comparatively lower sum and further believes absent satisfactory resolution it would ultimately prevail in the judicial process.

     The Company expects that based on projected sales volume for the year ending December 31, 2002, that its operations will generate net income. The Company expects that it will be able to meet all its routine working capital needs and operational costs from new business created during the current year.

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

                           Part II: Other Information

Item  1.   Legal Proceedings:

In March 2002, Platinum Funding ("Platinum") levied the bank account of NYCH as a result of a judgment in the amount of $250,000 plus interest and legal fees. As a result of the levy Platinum recovered $58,011. The Company is currently working on a payment plan with Platinum. The balance was accrued in the Company's financial statements.

In April 2002, a judgment was entered against the Company in a suit brought by Ziegler, Ziegler and Altman ("ZZA") in the amount of approximately $61,000 plus interest and legal fees. The Company is currently working on a payment plan with ZZA. Such amount was accrued in the Company's financial statements.

Please see the Company's annual report on Form 10-KSB for year ended December 31, 2001 for further information on legal matter and other contingencies.


Item  2.   Changes in Securities:

On February 21,2002, $18,733 principal balance of convertible notes plus accrued interest were converted into 655,741 shares of common stock, upon conversion the holder received an option to purchase an additional 685,381 shares at $.12 per share.

On February 21, 2002, $105,000 principal balance of convertible notes plus accrued interest were converted into 3,963,340 shares of common stock, upon conversion the holders received an option to purchase an additional 1,981,671 shares at $.18 per share.

On February 21, 2002, $60,000 in principal balance of the Preferred "C" stock plus accrued interest of $86,301 was converted into 4,358,099 shares of common stock. Upon conversion the holder received an option to purchase an additional 4,555,085 shares at $.12 per share.

The Company relied upon the exemption pursuant to Section 3 (a) (9) of the Securities Act of 1933. The shares issued in reliance upon the exemption provided by Section 3 (a) (9) are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission. No underwriters were used and no commissions were paid in connection with the issuance of these shares.

Item  3.   Defaults Upon Senior Securities:

                  None

Item  4.   Submission of Matters to a Vote of Security Holders:

                  None

Item  5.   Other Information:

Securities Relisting:

         On March 20, 2001, NASDAQ determined to delist Company's securities from the Electronic Over-the-Counter Bulletin Board effective with the close of business March 21, 2001. The decision opined that the Company failed to comply with all requirements for continued listing on Electronic Over-the-Counter Bulletin Board, specifically, Rule 6530.

         On May 8, 2002, NASDAQ determined that the Company had complied with Rule 6530 and all other requirements for listing on the Over-the-Counter Bulletin Board and was re-eligible for trading. On May 9, 2002, the Company began trading on the Over-the-Counter Bulletin Board.


Change in Management:

         In January 2002, Mr. Caplan resigned as officer, director and Corporate Counsel of the Company.


Item  6.   Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K:

                  None

                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 20, 2002                  By:   /s/ Ronald W. Bridges
                                          ----------------------------
                                          Ronald Bridges, President & CEO

Date: May 20, 2002                  By:   /s/ Joel Marcus
                                          ---------------------------------
                                          Joel Marcus, Chief Financial Officer