Form 10QSB
period 2002-06-30
NEW YORK REGIONAL RAIL CORP
filed 2002-08-19
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



 QUARTERLY REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2002


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

                                Yes [ X ] No [ ]


There were 182,429,371 shares of the Registrant's Common Stock outstanding as of August 15, 2002.

INDEX

Part  I:          Financial Information

Item 1.           Financial Statements:

Unaudited Consolidated Balance Sheets - as of June 30, 2002 .........2

Unaudited Consolidated Statements of Operations,
Three and Six Months Ended June 30, 2002 and June 30, 2001...........3

Unaudited Consolidated Statement of Cash Flows,
Six Months Ended June 30, 2002 and June 30, 2001.....................4

Notes to Consolidated Financial Statements.........................5-6

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.......................................7-10


Part II:  Other Information..........................................10

 Item 1.  Legal Proceedings..........................................10

 Item 2.  Change in Securities.......................................10

 Item 3. Defaults Upon Senior Securities.............................10

 Item 4. Submission of matters to a vote
                    of Security Holders..............................10

 Item 5. Other Information...........................................10

 Item 6. Exhibits and Reports on Form 8-K............................10


Signatures...........................................................11

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)

                                     ASSETS

Current assets
     Cash                                                      $      83,759
     Accounts receivable,
      net of allowance for doubtful accounts of $116,463             800,278
     Prepaid expenses and other current assets                        14,448
                                                                -------------
Total current assets                                                 898,485

Property and equipment, net                                        3,788,882

Other assets                                                         468,935
                                                                -------------
                                                               $   5,156,302
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long term debt                      $     471,964
     Convertible promissory notes:
      Related parties                                                479,129
      Others                                                         320,000
     Other short-term debt:
      Related parties                                                 92,913
      Others                                                         234,209
     Accounts payable                                                557,448
     Accrued expenses                                              1,482,217
     Payroll taxes payable                                         1,006,583
                                                                -------------
Total current liabilities                                          4,644,463

Deferred rent payable                                                230,994
Deferred revenue                                                      85,000
Long term debt                                                     1,498,035

Minority interest                                                       -

Temporary equity                                                   1,512,500

Stockholders' deficit:
     Series C Convertible Preferred Stock,
      $.001 par value, 500,000 shares authorized;
      440,000 shares issued and outstanding                          440,000

     Common stock, $.0001 par value,
      200,000,000 shares authorized;
      182,429,371 shares issued and outstanding                       18,243
     Additional paid-in-capital                                   12,727,608
     Accumulated deficit                                         (16,000,541)
                                                                -------------
 Total stockholders' deficit                                      (2,814,690)
                                                                -------------
                                                               $    5,156,302
                                                                =============


                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                       FOR THE SIX MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                              JUNE 30,                                 JUNE 30,
                                    ---------------------------------     --------------------------------
                                          2002           2001                 2002               2001
                                    --------------   ---------------      ------------        -----------

Operating revenues                 $  2,593,846        $ 2,366,994        $ 1,489,593       $   1,167,061

Operating expenses                    1,910,937          1,895,754          1,113,489             900,728
                                   -------------     ---------------      ------------      --------------

Gross Profit                            682,909            471,240            376,104             266,333

Administrative expenses                 624,799            805,298            323,399             344,931
                                   -------------     ---------------      -------------     --------------

Income/(loss) from operations            58,110           (334,058)            52,705             (78,598)

Interest expense, net                  (104,400)          (112,091)           (47,898)            (55,556)
Loss on disposal of fixed assets           -               (64,500)              -                (64,500)
                                   ---------------   ---------------      --------------    --------------
                                       (104,400)          (176,591)           (47,898)           (120,056)
                                   ---------------   ---------------      --------------    --------------
Income /(loss) before
 minority interest                      (46,290)          (510,649)             4,807            (198,654)

Minority interest in
 income/( loss) of subsidiary              -               (77,582)              -                (15,746)
                                   ---------------    ---------------     ---------------   --------------

Net gain (loss)                         (46,290)          (433,067)             4,807            (182,908)

Deemed preferred stock dividend          22,567             25,000             11,000              12,500
                                   ---------------    --------------      --------------    --------------
Loss applicable to
 common shareholders               $    (68,857)      $   (458,067)       $    (6,193)      $   (195,408)
                                   ===============    ==============      ==============    ==============

Loss per share -
 basic and diluted:                $      (0.00)      $     (0.00)        $     (0.00)      $      (0.00)
                                   ===============    ===============     ==============    ==============
Weighted average common shares
 outstanding basic and diluted       178,457,962        170,977,470        178,457,962        171,426,189
                                   ===============    ===============    ==============     ==============



                 See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                     -------------------------------------------
                                                                2002                  2001
                                                            --------------      -----------------

     Cash flows from operating activities:
           Net income/(loss)                            $      (46,290)         $    433,067
                                                        ------------------      -----------------

     Adjustments to reconcile net income/(loss)
      to net cash provided by operating
           activities:
           Depreciation and amortization                       268,252               274,122
           Non-cash compensation                                  -                  180,950
           Bad debt expense                                     45,000               236,385
           Gain on exchange of fixed assets                    (29,234)               84,000
           Minority Interest in subsidiary earnings               -                  (77,582)

     Changes in operating assets and liabilities:
           Accounts receivable                                (102,789)             (200,504)
           Other current assets                                 15,175                26,000
           Other assets                                        (38,000)               55,299
           Accounts payable                                    143,384               113,343
           Accrued expenses                                    (66,542)             (111,362)
           Payroll taxes payable                                77,131                84,056
           Deferred revenue                                     (5,000)                 -
           Deferred rent                                        12,435                12,435
                                                        -----------------       -----------------
     Total adjustments                                         319,812               677,142
                                                        -----------------       -----------------
Net cash provided by operating activities                      273,522               244,075
                                                        =================       =================

Cash flows from investing activities:
     Proceeds from sale of fixed assets                           -                   19,500
     Purchase of property and equipment                       (207,936)             (115,296)
                                                         ----------------       -----------------
Net cash used in investing activities                         (207,936)             (134,796)
                                                         ================       =================

Cash flows from financing activities:
     Payments of long term debt                                (29,505)              (52,048)
     Proceeds from other current debt - related party           25,110                  -
                                                         ----------------       -----------------
Net cash provided by (used in) financing activities             (4,395)              (52,048)
                                                         ================       =================

Net increase (decrease) in cash and cash equivalents            61,191                57,231
Cash at beginning of year                                       22,568                41,070
                                                         ----------------       -----------------
Cash and cash equivalents at end of period                $     83,759          $     98,301
                                                         ================       =================


                See notes to consolidated financial statements.
                                       F-4

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002 are included.

The results of operations for the six - month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


2.  CAPITAL STOCK
                                                     Number of Shares
                                                     Issued and
                                    Authorized       Outstanding       Amount
                                    ----------       -----------      --------
Preferred C                            500,000          440,000        440,000
Common $.0001 par value            200,000,000      182,429,371         18,243

On June 30, 2002, approximately $146,000 of accrued legal fees was converted into 1,220,033 shares of common stock.

On June 30, 2002, 165,667 shares of common stock were issued to Tad Mahoney, a former officer of the Company, in accordance with the terms of his employment and settlement agreements.

3.  LEGAL MATTERS AND OTHER CONTINGENCIES

In April 2002, the Company entered into an agreement with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation. All payments will be applied to the amounts owed to PANYNJ by virtue of their judgments. As of June 30, 2002, this amount is estimated to be $400,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement.

In June 2002, the Company and The Seafarers International Union renegotiated the terms of a 1999 payment agreement. Under the new agreement the Company will pay $1,000 monthly until October 2006. Interest will accrue monthly on the declining balance, which will total $23,157 by October 2006 when it will be due.

SEC disclosure requirements of Form 10-QSB, stipulate that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2001 and quarterly report on Form 10-QSB for the three months ended March 31, 2002 for further information on legal matters and other contingencies.

4.  SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of June 30, 2002
------------------------
Segment assets                  $ 3,428,228      $ 1,728,074         $5,156,302


Three months ended June 30, 2002
----------------------------------
Operating revenues              $ 370,261        $ 1,119,332         $1,489,593
Gross profit                      204,968            171,136            376,104
Segment profit (loss)             (66,405)            71,212              4,807
Interest expense                   24,361             23,537             47,898
Depreciation and amortization      58,344             75,782            134,126


Three months ended June 30, 2001
----------------------------------
Operating revenues              $ 363,250        $  803,811          $1,167,061
Gross profit                      197,354            68,979             266,333
Segment profit (loss)            (167,001)          (15,907)           (182,908)
Interest expense                   35,627            19,929              55,556
Depreciation and amortization      40,236            69,925             110,161



                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
Six months ended June 30, 2002
----------------------------------
Operating revenues             $  737,045        $ 1,856,801         $2,593,846
Gross profit                      428,458            254,451            682,909
Segment profit (loss)            (149,869)           103,579            (46,290)
Interest expense                   57,755             46,645            104,400
Depreciation and amortization     116,688            151,564            268,252


Six months ended June 30, 2001
----------------------------------
Operating revenues             $  685,047        $ 1,681,947         $2,366,994
Gross profit                      350,073            121,167            471,240
Segment profit (loss)            (352,319)           (80,748)          (433,067)
Interest expense                   71,085             41,006            112,091
Depreciation and amortization     134,272            139,850            274,122


MAJOR CUSTOMER

Trucking and rail operations sales to Transload Services represented approximately 10% of net sales for the six months ended June 30, 2002; trucking and rail operations sales to Unified Environmental represented approximately 44% of net sales for the six months ended June 30, 2002; Trucking operations sales to Waste Management Inc., represented approximately 12% of net sales for the six months ended June 30, 2001; trucking operations sales to Construction and Demolition represented approximately 25% for the six months ended June 30, 2001 and trucking operations sales to Republic Services represented approximately 12% of net sales for the six months ended June 30, 2001. There were no other customers of the Company whose sales exceeded 10%.

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


RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the six and three months ended June 30, 2002 were:


                     Six months ended        Three months ended
                       June 30, 2002            June 30, 2002
                     -------------------      -------------------
                     Railroad   Trucking      Railroad   Trucking

Operating revenues   $737,045   $1,856,801    $370,261   $1,119,332
Operating expenses   $308,587   $1,602,350    $165,293   $  948,196
Gross profit         $428,458   $  254,451    $204,968   $  171,136


      During the six months ended June 30, 2002, the Company had $2,593,846 in revenue compared to $2,366,994 in revenue during the corresponding prior period, an increase of $226,852 or 8.7%. This increase was a direct result of the successful efforts of management, in changing the Company's sales focus to provide its customers with a complete turnkey rail-trucking solution for their transportation needs. Revenue with customers that used combined rail and trucking services accounted for approximately 50% of the Company's total revenue during the six months ended June 30, 2002.

       During the three months ended June 30, 2002, the Company had $1,489,593 in revenue compared to $1,167,061 in revenue during the corresponding prior period, an increase of $322,532 or 21.7%. This increase was a direct result of the successful efforts of management, in changing the Company's sales focus to provide its customers with a complete turnkey rail-trucking solution for their transportation needs. Revenue with customers that used combined rail and trucking services accounted for approximately 60% of the Company's total revenue.

      Operating expenses as a percentage of operating revenues were 80.1% for the six months ended June 30, 2001. In 2002 operating expenses decreased to 73.7% of operating revenues due to a large percentage of revenue coming from rail-to-truck movements of freight, which has a more profitable margin than trucking alone and through the utilization of independent operators in the trucking operation. The Company's independent operators are paid approximately eighty percent of the truck transportation fees charged to customers and directly assume all costs associated with the transportation.

      Operating expenses as a percentage of operating revenues were 77.2% for the three months ended June 30, 2001. In 2001 operating expenses decreased to 74.8% of operating revenues due to a larger percentage of revenue coming from rail-to-truck movements of freight, which has a more profitable margin compared to trucking alone and by the utilization of independent operators in its trucking operation.

      Administrative expenses decreased in the six months ended June 30, 2002, by $180,499. As a percentage of operating revenues, administrative expenses decreased to 24.1% for the six months ended June 30, 2002, from 34.0% for the six months ended June 30, 2001. The decrease comes primarily from a reduction of $50,000 in a reserve for possible bad debts, lower marine towing costs for rail operations, lower maintenance costs due to a modernized fleet of trucks, a reduction in legal and other professional fees and approximately a $48,000 gain on forgiveness of debt.

      Administrative expenses decreased in the three months ended June 30, 2002, by approximately $21,532. As a percentage of operating revenues, administrative expenses decreased to 21.7% for the three months ended June 30, 2002, from 29.6% for the three months ended June 30, 2001. The decrease comes primarily from a reduction of $50,000 in a reserve for possible bad debts, lower marine towing costs for rail operations and approximately a $48,000 gain on forgiveness of debt offset by additional administrative costs in both trucking and rail operations due to additional manpower expense.

       Interest expense was $104,400 for the six months ended June 30, 2002, as compared to $112,091 for the six months ended June 30, 2001. Interest expense was $47,898 for the three months ended June 30, 2002, as compared to $55,556 for the three months ended June 30, 2001.

          During the three months ended June 30, 2002 the Company did not incur a "loss on disposal of fixed assets". During the three months ended June 30, 2001 the Company incurred a "loss on disposal of fixed assets" in the amount of $64,500. In 1999, the Company agreed to purchase three locomotives for $126,000, under the condition that these locomotives were to be put into a usable condition. The seller failed to comply and in 2001 negotiated a settlement, in which the Company was granted title to the locomotives in an "as is" condition for the previously paid $84,000. However, the Company could not find the parts needed to fix these units and was being charged daily storage. The Company sold these locomotives during the quarter for $19,500, resulting in a loss totaling $64,500.

         The Company recognized, for the first time in its history, a positive net income for the three months ended June 30, 2002 of $4,807 versus a net loss for the three months ended June 30, 2001 of $182,908. This major reversal from net loss to a net gain is attributable to the increased profit margins from the Company's joint rail-to-truck and truck-to-rail freight movements.

      The results for the three months ended June 30, 2002 were adversely effected by the temporary loss of a food producer, whose employees were on strike for over six weeks, the temporary loss of the waste transporter, whose facility was under construction for four weeks and the continuing loss of the food producer whose facility caught fire in August of 2001. These factors caused a decrease in rail and trucking revenues during the quarter. In July 2002, the food producer settled its strike and the waste transporter finished the construction on its facility and the Company began transportation services for these customers. The remaining lost customer is expected to begin operation in September 2002.


LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended June 30, 2002 the Company recognized a gain from operations of $ 52,705 versus a loss from operations for the three months ended June 30, 2001 of $ 78,598, an improvement of $ 131,301.

         The Company posted net income of $ 4,807 during the quarter ended June 30, 2002, compared to a loss of $ 182,908 for the prior period in 2001, an improvement of $ 187,715. The Company reported net cash provided by operating activities of $ 273,522, during the quarter ended June 30, 2002.

         The Company's working capital deficit on June 30, 2002 decreased by $1,171,132 to $3,745,978 from $4,917,110 on December 31, 2001, primarily due to conversions of debt to equity in accounts payable and accrued expenses of approximately $160,000, the re-classification of approximately $650,000 of accrued expenses to long-term liabilities.

     As of June 30, 2002 the Company had the following current liabilities:

                 Accounts payable and accrued expenses $ 2,039,665 Notes payable and current maturities
                  of long-term debt                        1,559,215
                 Payroll taxes payable                     1,006,583

         Accounts payable and accrued expenses include approximately $ 335,000 owed for accrued interest on convertible notes, and for accrued legal fees. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the issuance of common shares.

         Accounts payable and accrued expenses include approximately $ 200,000 for the Platinum Funding judgment received in June 2001.

         Accounts payable and accrued expenses also include $ 950,090 for accrued real estate taxes for New York and New Jersey.

         The City of New York has billed the Company in excess of $ 3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $ 503,700 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $ 150,000. As of August 15, 2002 this dispute has not yet been settled.

         The State of New Jersey has assessed the Company approximately $ 63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $ 17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $ 446,390 for these real estate taxes. The Company is working to resolve this dispute. As of August 15, 2002 this dispute has not yet been settled.

         The Company has an accrual for payroll taxes payable in the amount of $ 1,006,583. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company feels they are still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than amount, which it has accrued. As of August 15, 2002 this dispute has not yet been settled.

         The Company has accrued $ 230,994 as deferred rent. In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property subject to the terms of the 1993 lease agreement. The agreement contains rent concessions early in the lease term, but eventually required the Company to pay a maximum of 10% of the fair market rent, determined on the basis of an average of appraised values supplied by independent appraisers selected by each party. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $ 1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $ 87,000 at June 30, 2002. As of August 15, 2002, the Company and Conrail are finalizing mutually acceptable terms for resolution of all outstanding issues between the two parties. The Company anticipates receipt of a final agreement shortly.

         Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation. All payments will be applied to the amounts received by PANYNJ by virtue of their judgments. As of June 30, 2002, this amount is estimated to be $400,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement.

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

         There is approximately $1.5 million in convertible and related party debts. Holders of these debts have not demanded payment and it is expected that the majority of the convertible note holders will opt for conversion into the Company's common stock. Additionally, $ 389,464 of current maturities of long-term debt is primarily for equipment leases payable over 12 months; and $ 557,448 of trade payables,which for the most part are being paid in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations. The remaining liabilities are accruals for what the Company believes the liability for settlement of pending lawsuits could be. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $8 million, but management currently anticipates that these matters will be amicably resolved at a comparatively lower sum and further believes absent satisfactory resolution it would ultimately prevail in the judicial process.

         The Company expects that based on projected sales volume for the year ending December 31, 2002, that its operations will generate full year net income. The Company expects that it will be able to meet all its routine working capital needs and operational costs from new business created during the current year.

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

SEC disclosure requirements of Form 10-QSB, stipulate that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2001 and quarterly report on Form 10-QSB for the three months ended March 31, 2002 for further information on legal matters and other contingencies.


Item  2.   Changes in Securities:

On June 30, 2002, approximately $146,000 of accrued legal fees was converted into 1,220,033 shares of common stock.

On June 30, 2002, 165,667 shares of common stock were issued to Tad Mahoney, a former officer of the Company, in accordance with the terms of his employment and settlement agreements.

The Company relied upon the exemption pursuant to Sections 4(2) and 3(a)(9) of the Securities Act of 1933. The shares issued in reliance upon the exemption provided by Section 4(2) and 3(a)(9) are "restricted" securities as that term is defined in Rule 144 of the Securities and Exchange Commission. No underwriters were used and no commissions were paid in connection with the issuance of these shares.

Item  3.   Defaults Upon Senior Securities:

                  None

Item  4.   Submission of Matters to a Vote of Security Holders:

                  None

Item  5.   Other Information:

Item  6.   Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  99.1 Certification of CEO

                  99.2 Certification of CFO

         (b)      Reports on Form 8-K:

                  None

                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 19, 2002                  By:/s/ Ronald Bridges
                                          ----------------------------
                                          Ronald Bridges, President & CEO

Date: August 19, 2002                  By:/s/ Joel Marcus
                                          ---------------------------------
                                          Joel Marcus, Chief Financial Officer