Form 10QSB
period 2002-09-30
NEW YORK REGIONAL RAIL CORP
filed 2002-11-14
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



 QUARTERLY REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 2002


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

                                Yes [ X ] No [ ]


There were 182,429,371 shares of the Registrant's Common Stock outstanding as of November 12, 2002.

INDEX

Part  I:  Financial Information

Item 1.   Financial Statements:

Unaudited Consolidated Balance Sheets - as of September 30, 2002 ...........3

Unaudited Consolidated Statements of Operations,
Three and Nine Months Ended September 30, 2002 and September 30, 2001.......4

Unaudited Consolidated Statement of Cash Flows,
Nine Months Ended September 30, 2002 and September 30, 2001.................5

Notes to Consolidated Financial Statements................................6-8

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.............................................9-13


Item 3.  Controls and Procedures...........................................14


Part II:  Other Information................................................15

 Item 1.  Legal Proceedings................................................15

 Item 2.  Change in Securities.............................................15

 Item 3.  Defaults Upon Senior Securities..................................15

 Item 4.  Submission of matters to a vote
                    of Security Holders....................................15

 Item 5.  Other Information................................................15

 Item 6.  Exhibits and Reports on Form 8-K.................................15

          Exhibit 99.1.....................................................15

          Exhibit 99.2.....................................................15

Signatures.................................................................16

Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002..17-18

               NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                 September 30, 2002
                                                 ------------------
CURRENT ASSETS:
 Cash                                              $    95,730
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $258,145                   921,132
 Prepaid Expenses and other current assets              14,448
                                                    -----------
  TOTAL CURRENT ASSETS                               1,031,310

PROPERTY AND EQUIPMENT, net                          3,730,181
OTHER ASSETS                                           482,897
                                                    -----------
                                                   $ 5,244,388
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses             $ 1,708,524
 Notes payable and
  current maturities of long term debt               1,916,016
 Payroll and payroll taxes payable                   1,041,064
                                                    -----------
         TOTAL CURRENT LIABILITIES                   4,665,604
                                                    -----------

DEFERRED RENT PAYABLE                                  230,994
DEFERRED REVENUE                                        82,500
LONG TERM DEBT, NET OF CURRENT MATURITIES            1,562,004
TEMPORARY EQUITY                                     1,512,500

STOCKHOLDERS' DEFICIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 182,429,371 shares             18,243
 Series C Convertible Preferred Stock,
  $.001 par value, 500,000 shares authorized;
  440,000 shares issued and outstanding                440,000
 Additional paid-in capital                         12,727,608
 Accumulated deficit                               (15,995,065)
                                                    -----------
 TOTAL STOCKHOLDERS' DEFICIT                         (2,809,214)
                                                    -----------
                                                   $ 5,244,388
                                                   ============

The accompanying notes are an integral part of the financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                          FOR THE NINE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                      ------------------------------------    ----------------------------------
                                            2002               2001                2002           2001
                                            ----               ----                ----          -------

Operating revenues                     $  3,824,227      $   3,189,163          $ 1,230,381   $    822,169


Operating expenses                        2,754,522          2,578,867              843,585        683,113
                                          ---------          ---------            ---------      ----------

Gross Profit                              1,069,705            610,296              386,796        139,056

Administrative expenses                     954,965          1,063,641              330,166        258,343
                                          ---------          ---------            ---------      ----------

Income (loss) from operations               114,740          (453,345)              56,630        (119,287)


Interest expense, net                      (155,554)         (167,999)             (51,154)        (55,908)

Loss on disposal of fixed assets               -              (49,695)                -             14,805
                                           ---------         ---------            ---------       ---------

                                           (155,554)         (217,694)             (51,154)        (41,103)
                                           ---------         ---------            ---------       ---------
 Income (loss) before  minority interest    (40,814)         (671,039)               5,476        (160,390)


Minority interest in income (loss) of
 subsidiary                                    -             (85,234)                 -             (7,652)
                                                             ---------                            ---------


Net income (loss)                           (40,814)        (585,805)                5,476        (152,738)


Deemed preferred stock dividend              33,567           37,500                11,000          12,500
                                           --------          --------              --------       ---------


Loss applicable to common shareholders $    (74,381)     $  (623,305)           $  (5,524)    $   (165,238)
                                           --------         ---------             --------        ---------


Loss per share - basic and diluted:    $         0       $         0            $       0     $        0
                                           ========         =========             ========        =========


Weighted average common shares
  outstanding basic and diluted         179,781,765       171,127,043           182,429,371    171,426,189
                                        ===========       ===========           ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                            2002           2001
                                                       -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $    (40,814)   $ (585,805)
                                                         ---------     ---------
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                             404,157       415,458
Non-cash compensation                                        -          180,950
Bad debt expense / (recovery)                             (70,000)      315,278
(Gain)/loss on sale of property and equipment             (29,234)      117,195
Minority interest in subsidiary earnings                     -          (85,234)

Changes in operating assets and liabilities:
Increase in accounts receivable                           (38,643)     (315,810)
Increase in current assets                                (15,175)      (67,557)
(Increase) decrease in other assets                      (125,017)       30,325
Increase (decrease) in accounts payable                   169,507      (111,478)
Increase (decrease) in accrued expenses                  (200,248)       50,527
Increase in payroll taxes payable                         111,612       117,152
Increase in deferred rent                                  12,435        18,653
                                                         ---------     ---------
                                                          208,930       800,573
                                                         ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 208,930       214,768
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment                -          (67,500)
 Cash overdraft                                               -           41,350
 Purchase of Property and equipment                      (289,585)     (120,617)
                                                         ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                    (289,585)     (146,767)
                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                               (85,217)     (109,071)
 Proceeds from other current debt - non-related party      50,738          -
 Proceeds from other current debt related party           188,296          -
                                                         ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       153,817      (109,071)
                                                         ---------     ---------
NET INCREASE/(DECREASE) IN CASH                            73,162       (41,070)
CASH - BEGINNING OF PERIOD                                 22,586        41,070
                                                         ---------     ---------
CASH - END OF PERIOD                                     $ 95,730     $       0
                                                         =========     =========

  The accompanying notes are an integral part of the financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002 are included.

The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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


3. LEGAL MATTERS AND OTHER CONTINGENCIES
   -------------------------------------

In September 2002, the Company entered into a settlement agreement with the Platinum Funding Corp.("Platinum"). Under the agreement Platinum will be paid eighty-five thousand dollars ($85,000) upon signing, plus the release of 300,000 shares of NYRR common stock held in escrow and $3,000 paid monthly for 33 months and a final payment of $4,000 in month 34. The initial payment of $85,000 was made upon execution of the settlement.

In September 2002, the Company entered into a settlement agreement with Ziegler, Ziegler and Altman ("ZZA"). ZZA had previously received a judgment for approximately $90,000. Under the terms of the settlement ZZA received $60,000.

SEC disclosure requirements of Form 10-QSB, stipulate that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2001 and quarterly report on Form 10-QSB for the three months ended March 31, 2002 and six months ended June 30, 2002 for further information on legal matters and other contingencies.

4.  SEGMENT INFORMATION
    -------------------

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                       Railroad         Trucking        Total
                                    -------------   ---------------  -----------
As of September 30, 2002
------------------------
Segment assets                        $ 3,508,738     $ 1,735,650    $5,244,388


Three months ended September 30, 2002
----------------------------------
Operating revenues                    $ 282,053        $  948,328    $1,230,381
Gross profit                            228,656           158,140       386,796
Segment profit (loss)                   (36,957)           42,433         5,476
Interest expense                         26,494            24,660        51,154
Depreciation and amortization            58,973            76,932       135,905


Three months ended September 30, 2001
----------------------------------
Operating revenues                    $ 224,581        $ 577,588     $  822,169
Gross profit                            116,365           22,691        139,056
Segment profit (loss)                   (77,802)         (74,936)      (152,738)
Interest expense                         35,317           20,591         55,908
Depreciation and amortization            71,411           69,925        141,336



                                       Railroad         Trucking         Total
                                      -------------   -----------      ---------

Nine months ended September 30, 2002
------------------------------------
Operating revenues                   $1,019,098       $2,805,129     $3,824,227
Gross profit                            657,114          412,591      1,069,705
Segment profit (loss)                  (186,826)         146,012        (40,814)
Interest expense                         84,249           71,305        155,554
Depreciation and amortization           175,661          228,496        404,157


Nine months ended September 30, 2001
----------------------------------
Operating revenues                   $  929,628       $2,259,535     $3,189,163
Gross profit                            466,438          143,858        610,296
Segment profit (loss)                  (430,121)        (155,684)      (585,805)
Interest expense                        106,402           61,597        167,999
Depreciation and amortization           205,683          209,775        415,458

5.  MAJOR CUSTOMER
    --------------

Trucking and rail operations sales to Unified Environmental represented approximately 44% of net sales for the nine months ended September 30, 2002; Trucking operations sales to Transload Services represented approximately 12% of net sales for the nine months ended September 30, 2002; trucking operations sales of Waste Management Inc., represented approximately 17% of net sales for the nine months ended September 30, 2001; trucking operations sales to Construction and Demolition represented approximately 31% for the nine months ended September 30, 2001 and trucking operations sales to Republic Services represented approximately 17% of net sales for the nine months ended September 30, 2001. There were no other customers of the Company whose sales exceeded 10%.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
              ----------------------------------------------------------

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


RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the nine and three months ended September 30, 2002 were:

                       Nine months ended           Three months ended
                       September 30, 2002          September 30, 2002
                     -----------------------      ----------------------
                     Railroad      Trucking       Railroad     Trucking

Operating revenues   $1,019,098   $2,805,129      $282,053    $1,123,182
Operating expenses      361,984    2,392,538        53,397       965,042
Gross profit            657,114      412,591       228,656       158,140

      During the nine months ended September 30, 2002, the Company had $3,824,227 in revenue compared to $3,189,163 in revenue during the corresponding prior period, an increase of $635,064 or 16.6%. This increase was a direct result of the successful efforts of management, in changing the Company's sales focus to provide its customers with a complete turnkey rail-trucking solution for their transportation needs. Revenue with customers that used combined rail and trucking services accounted for approximately 50% of the Company's total revenue during the nine months ended September 30, 2002.

       During the three months ended September 30, 2002, the Company had $1,230,381 in revenue compared to $822,169 in revenue during the corresponding prior period, an increase of $408,212 or 33.2%. This increase was a direct result of the successful efforts of management, in changing the Company's sales focus to provide its customers with a complete turnkey rail-trucking solution for their transportation needs. Revenue with customers that used combined rail and trucking services accounted for approximately 60% of the Company's total revenue.

      Operating expenses as a percentage of operating revenues were 80.9% for the nine months ended September 30, 2001. In 2002 operating expenses decreased to 72.0% of operating revenues due to a large percentage of revenue coming from rail-to-truck movements of freight, which has a more profitable margin than trucking alone and through the utilization of independent operators in the trucking operation. The Company's independent operators are paid approximately eighty percent of the truck transportation fees charged to customers and directly assume all costs associated with the transportation.

      Operating expenses as a percentage of operating revenues were 83.1% for the three months ended September 30, 2001. In 2001 operating expenses decreased to 68.6% of operating revenues due to a larger percentage of revenue coming from rail-to-truck movements of freight, which has a more profitable margin compared to trucking alone and by the utilization of independent operators in its trucking operation.

      Administrative expenses decreased in the nine months ended September 30, 2002, by $108,676. As a percentage of operating revenues, administrative expenses decreased to 25.0% for the nine months ended September 30, 2002, from 33.4% for the nine months ended September 30, 2001. The decrease comes primarily from a reduction of $75,000 in a reserve for possible bad debts, lower marine towing costs for rail operations, lower maintenance costs due to a modernized fleet of trucks and approximately a $60,000 gain on forgiveness of debt, offset by a charge of approximately $75,000 for legal and other professional fees associated with the costs to conclude settlements of legal issues and other outstanding litigation.

      Administrative expenses increased in the three months ended September 30, 2002, by approximately $71,823, which was a direct result of the additional expenses associated with the 33.2% increase in sales revenue during the nine month period and because of a charge of approximately $25,000 for legal and other professional fees associated with the costs to conclude settlements of legal issues and other outstanding litigation. However, as a percentage of operating revenues, administrative expenses decreased to 26.8% for the three months ended September 30, 2002, from 31.4% for the three months ended September 30, 2001.

       Interest expense was $155,554 for the nine months ended September 30, 2002, as compared to $167,999 for the nine months ended September 30, 2001. Interest expense was $51,154 for the three months ended September 30, 2002, as compared to $55,908 for the three months ended September 30, 2001.

          During the three and nine months ended September 30, 2002 the Company did not incur a "loss on disposal of fixed assets". During the three months ended September 30, 2001 the Company incurred a "gain on disposal of fixed assets" in the amount of $14,805 and during the and nine months ended September 30, 2001 the Company incurred a "loss on disposal of fixed assets" in the amount of $49,695.

         The Company recognized, for a second consecutive quarter, a positive net income. For the three months ended September 30, 2002 net income of $5,476 was recorded versus a net loss for the three months ended September 30, 2001 of $152,738. This major reversal from net loss to a net gain is attributable to the increased profit margins from the Company's joint rail-to-truck and truck-to-rail freight movements and its other cost reduction initiatives.

      The positive results for the three months ended September 30, 2002 were still adversely affected by the continued loss of the food producer whose facility caught fire in August of 2001, the seasonal reduction in cocoa shipments during the summer months to other food producers and over $25,000 in legal fees in connection with the settlement of outstanding judgments and other legal matters. The aforementioned factors caused a decrease in rail revenue and in the case of the legal fees an increase in expenses during the quarter. In October 2002, the food producer re-opened its facility lost by fire and normal shipments of cocoa began.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended September 30, 2002 the Company recognized income from operations of $56,630 versus a loss from operations for the three months ended September 30, 2001 of $119,287, an improvement of $175,917.

         The Company posted net income of $5,476 during the quarter ended September 30, 2002, compared to a loss of $152,738 for the prior period in 2001, an improvement of $544,991.

         The Company also reported net cash provided by operating activities of $208,930, during the quarter ended September 30, 2002.

         The Company's working capital deficit on September 30, 2002 decreased by $1,273,816 to $3,643,294 from $4,917,110 on December 31, 2001, primarily due to restructuring of debt obligations, payments of accrued expenses, conversions of debt into equity, and the re-classification of approximately $650,000 of accrued expenses to long-term liabilities.

         As of September 30, 2002 the Company had the following current liabilities:

                      Accounts payable and accrued expenses   $ 1,708,524

                      Notes payable and current maturities
                        of long-term debt                       1,916,016

                      Payroll taxes payable                     1,041,064

         Accounts payable and accrued expenses include approximately $310,000 owed for accrued interest on convertible notes and for accrued legal fees. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the issuance of common shares.

         Accounts payable and accrued expenses also include $ 972,590 for accrued real estate taxes for New York and New Jersey.

         The City of New York has billed the Company in excess of $ 3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $511,200 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of November 12, 2002 this dispute has not yet been settled.

         The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $ 461,390 for these real estate taxes. The Company is working to resolve this dispute and is in the process of making an application for a "center line" ruling. As of November 12, 2002 this dispute has not yet been settled.

         The Company has an accrual for payroll taxes payable in the amount of $ 1,041,064. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company feels they are still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than amount, which it has accrued. As of November 12, 2002 this dispute has not yet been settled, however the Company has begun to make timely current month contributions.

         The Company has accrued $230,994 as deferred rent. In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property subject to the terms of the 1993 lease agreement. The agreement contains rent concessions early in the lease term, but eventually required the Company to pay a maximum of 10% of the fair market rent, determined on the basis of an average of appraised values supplied by independent appraisers selected by each party. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $87,000 at September 30, 2002. As of November 12, 2002, the Company and Conrail are finalizing mutually acceptable terms for resolution of all outstanding issues between the two parties. The Company anticipates receipt of an executed agreement during the fourth quarter 2002.

         Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation. All payments will be applied to the amounts received by PANYNJ by virtue of their judgments. As of September 30, 2002, this amount is estimated to be $395,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement.

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

         There is approximately $1.75 million in convertible and related party debts. Holders of these debts have not demanded payment and it is expected that the majority of the convertible note holders will opt for conversion into the Company's common stock. Additionally, approximately $400,000 of current maturities of long-term debt is primarily for equipment leases payable over 12 months; and approximately $450,000 of trade payables, which for the most part are being paid in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations. The remaining liabilities are accruals for what the Company believes the liability for settlement of pending lawsuits could be. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $8 million, but management currently anticipates that these matters will be amicably resolved at a comparatively lower sum and further believes absent satisfactory resolution it would ultimately prevail in the judicial process.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Management believes the application of these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.

Item 3.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that New York Regional Rail's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           Part II: Other Information

Item  1.   Legal Proceedings:

In September 2002, the Company entered into a settlement agreement with the Platinum Funding Corp.("Platinum"). Under the agreement Platinum will be paid eighty-five thousand dollars ($85,000) upon signing, plus the release of 300,000 shares of NYRR common stock held in escrow and $3,000 paid monthly for 33 months and a final payment of $4,000 in month 34. The initial payment of $85,000 was made upon execution of the settlement.

In September 2002, the Company entered into a settlement agreement with Ziegler, Ziegler and Altman ("ZZA"). ZZA had previously received a judgment for approximately $90,000. Under the terms of the settlement ZZA received $60,000.

SEC disclosure requirements of Form 10-QSB, stipulate that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2001 and quarterly report on Form 10-QSB for the three months ended March 31, 2002 and six months ended June 30, 2002 for further information on legal matters and other contingencies.

Item  2.   Changes in Securities:

                  None

Item  3.   Defaults Upon Senior Securities:

                  None

Item  4.   Submission of Matters to a Vote of Security Holders:

                  None

Item  5.   Other Information:

                  None

Item  6.   Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  99.1  Certification of Chief Executive Officer

                  99.2  Certification of Interim President

         (b)      Reports on Form 8-K:

                  None

                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2002                  By:/s/
                                          ----------------------------
                                          Wayne Eastman, Interim President

Date: November 13, 2002                  By:/s/
                                          ---------------------------------
                                          Joel Marcus, Chief Financial Officer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Wayne Eastman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New York Regional Rail Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002

/s/
-----------------
Wayne Eastman
Interim President

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Joel Marcus, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of New York Regional Rail Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November  14, 2002

/s/
----------------------
Joel Marcus
Chief Financial Officer