Form 10KSB
period 2002-12-31
NEW YORK REGIONAL RAIL CORP
filed 2003-04-17
CIK 1020173

2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

                         Common Stock, par value $.0001
                                (Title of Class)

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

The Company's revenues for the most recent fiscal year were $5,431,871.

The aggregate market value of the voting stock held by non-affiliates of the Company, (138,759,620 shares) based upon the closing price of the Company's Common Stock on March 31, 2003 was approximately $ 6,937,981.

As of March 31, 2003 the Company had 182,822,876 issued and outstanding shares of common stock.

                                     PART I

Item 1. Description of Business.

BUSINESS DEVELOPMENT

 The Company was incorporated in Delaware on April 19, 1994 under the name Best Sellers Group, Inc. Between April 1994 and May 1996 the Company was involved in a number of businesses, all of which have since been discontinued.

 In May 1996 the Company acquired the entire issued and outstanding common stock of New York Regional Rail Corporation ("NYRR"), a Delaware Corporation, in consideration for the issuance of approximately 87,000,000 shares of the Company's common stock. NYRR is a short-line railroad, which transports freight via barges across New York Harbor. As a result of this acquisition, the Company changed its name to "New York Regional Rail Corp". NYRR currently owns 93% of New York Cross Harbor Railroad, Inc. ("NYCH"), a corporation which transports freight via barges across New York Harbor, and a 95% interest in CH Proprietary, Inc. ("CHP"), a corporation which owns substantially all of the equipment used by NYCH in conducting its rail/barge freight transportation operation.

 In April 1999, in an arm's length transaction, the Company purchased a 51% interest in JS Transportation, Inc. ("JST"), in exchange for 5,000,000 shares of unregistered common stock, and escrowed an additional 1,000,000 shares to settle outstanding JST liabilities. JST, which was incorporated in New Jersey in 1998, is a regional trucking company in the business of short-haul freight transportation and landfill management. Unless otherwise indicated, any reference to the Company also includes NYCH, CHP and JST. As of March 21, 2003, 160,000 of shares escrowed had been used to satisfy JST liabilities of $175,300 to non-affiliates of the Company. Once the parties determine that the liabilities no longer exist or upon acquisition of the remaining 49% of JST, any remaining shares will be returned to treasury. There is no time limit on the events of return.

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


BUSINESS OF REGISTRANT

   RAILROAD OPERATIONS

 The Company is part of the national railroad system and holds a Surface Transportation Board certificate of convenience and necessity for the movement of rail freight by rail barge across New York Harbor. The Company operates from its Greenville Terminal Yard in Jersey City, New Jersey, and Bush Terminal Yard in Brooklyn, New York. On the West Side of New York Harbor, the Company exchanges (interchanges) rail cars with the Canadian Pacific ("CP"), CSX Transportation ("CSX") and Norfolk Southern ("NS") railroads at Conrail Shared Assets Operation's ("CSAO") Oak Island interchange yard, New Jersey. On the East Side of New York Harbor, the Company interchanges rail cars with CP and the New York and Atlantic Railroad ("NYA") at Bayridge Junction interchange yard and the 65th Street Intermodal Yard, Brooklyn, NY.

The Company has historically functioned as a transfer station for freight onto and from the national railroad system. Most of the Company's "bridge traffic" (defined below) or "transfer" freight arrives at its Greenville yard and is destined for points East. The primary commodities that the Company "transferred" from West to East, during 2002 and 2001 were forest products, such as paper and lumber, plastic resins, and gases, such as propane and freon. The chief commodities that the Company "transferred" from East to West, during 2002 and 2001 were scrap products, such as scrap metal and recycled paper. For the year ended December 31, 2002, cocoa shipments accounted for approximately 10% of NYCH's revenue and were the only commodity that "originated" from NYCH's facilities. Cocoa arrives at the New York ports from the producing countries and is stored for future deliveries.

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

 In March 2001, the Company began to set-up transload areas in its Greenville Yard and signed its first agreement, with Unified Services Group, for the transload of bio-solids in June 2001. In December 2001, the Company signed an additional agreement with Transload Services, L.L.C for the transload, warehouse and distribution of structural steel products. In March 2002, the Company began to receive carloads of steel for distribution. Additionally, in March 2002, the Company began the transloading and shipment of additional containerized freight. In June 2002, the Company entered into a long-term agreement, with Balfour Beatty, for the storage and shipment of structural steel for bridge construction. In September 2002, the Company renewed its multi-year agreement for the transportation of bio-solids. These transload areas allow the Company to utilize its Greenville Yard more productively and engage the Company's trucking subsidiary, JST, in the operations. The Company anticipates it will be able to continue to grow this facility and to duplicate its successes at its yard in Brooklyn. (See Item 6 - Management's Discussion and Analysis or Plan of Operation for further details).

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

 3) Shipside & Dockside. The Company can, by means of its float barges, anchor shipside or dockside for receipt or delivery of various types of cargo. If the cargo is destined for local delivery it can then be ferried to the appropriate terminal for offloading or transported to its final destination. During 2002, the Company used the shipside method of transfer for large electrical transformers, structural steel for a multi-year contract with Balfour Beatty and regularly uses the dockside method for cocoa.

          a) Cocoa- The Company is the "originating" railroad for the majority of the country's supply of Cocoa. Empty rail cars arrive in Greenville where they are loaded onto float barges for ferrying to the Brooklyn docks at Redhook. At Redhook, the Company in conjunction with American Stevedoring and the Port Authority of New York & New Jersey have developed an efficient system whereby the Company's float barges are docked pier-side. Then, using a system of ramps or conveyor belts, the beans are loaded directly from the warehouses. Once loaded they are ferried back to Greenville Terminal and are placed on the national rail network for final destination across the country. During the year ended December 31, 2002, cocoa shipments accounted for approximately
              10% of NYCH's revenue.

          b)Bridge Steel- The Company is the "destination" railroad for oversized steel beams and other heavy steel structures used in the re-construction of a bridge over the Housitanic River in Connecticut. Railcars laden with oversized and over weight structural steel are received at the Company's Greenville Yard facility by rail from the foundry. These railcars are stored until needed at the project. Then they are loaded on to the Company's carfloat and ferried to a ship anchored in the Harbor for loading and transportation to the project site.

     4) Local Deliveries. At both its Greenville and Bush Terminal facilities the Company receives rail cars destined for its local customers in Brooklyn. Rail cars received in Greenville are transported via float barge to Bush Terminal. From Bush Terminal, all rail cars are delivered directly to the Company's rail served customers.


     CURRENT BUSINESS

 Since Norfolk Southern and CSX Transportation acquired Conrail's operations in June 1999, both NS and CSX have used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. The Company believes this trend will continue as the Company continues to prove it has a fast and reliable delivery system able to fulfill their customer's needs.

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

 During the year ended December 31, 2002, NS and CSX collected approximately 52% and 13%, respectively of NYCH's receivables. During the year ended December 31, 2001, NS and CSX collected approximately 66% and 14%, respectively of NYCH's receivables. These percentage declines are not indicative of a drop in business; rather they were directly caused, by the Company's ability to offer new services to certain large customers, such as transloading and warehousing. (See Item 6 - "Management's Discussion and Analysis or Plan of Operation" ... "General" for further discussion).

As of December 31, 2002, the Company's rail operation had approximately 52 active customers. During the periods listed below the following customers accounted for more than 10% of the Company's revenues from its railroad operations:

                                         Year ended December 31,
                                        -----------------------

                                           2002           2001
                                          ------         ------
               Hershey Foods                 5%           16%
               Balfour Beatty               15%           **
               Transload Services           11%          ***
               Unified Services (1)         12%           10%*


   * Unified Services began to transport freight via the Company in August 2001. ** Balfour Beatty began shipments in May 2002.
   *** Transload Services began shipments in March 2002.

  (1) Does not include the JST portion of the revenue.

     The Company's current cross-harbor operating capacity is approximately 2,000 carloads per month. For the month ended March 31, 2003, the Company was transporting approximately 203 carloads per month (a carload refers to one loaded rail car). This is a decrease from periods prior to February 28, 2001, when the Company was transporting approximately 322 carloads per month. (This decrease in monthly car volume was due to mechanical failure of the Company's Bush Terminal Float Bridge. The Company is evaluating its options on the repair of this bridge.) The Company charges between $250 and $1,500 per carload depending upon the length and weight of the railcar, and the type of commodity being shipped and method of shipment. The Company estimates that depending on the mix, it needs to handle between 250 to 300 carloads per month in order to be profitable.


     OPERATING PROPERTY AND EQUIPMENT

       The Company's rail equipment, including leased equipment, consists of the following;

                                       Operational           Non-Operational

      Locomotives                           3                       2
      Float bridges                         2                       4
      Float barges                          4                       -


The Company has approximately 13 miles of track on the New Jersey and Brooklyn waterfronts. The Company's track is operational and in good working order. Float bridges serve as the rail link between the Company's float barges and the Company's land-based rail tracks. Two of the Company's float barges are 40 ft. by 290 ft. and two are 41 ft. by 360 ft. Each float barge contains three rail tracks and can hold between seven and eighteen railcars depending upon the size of the railcars being loaded and the size of the car float used.

Diesel-fueled locomotives are used by the Company to switch railcars at its Bush Terminal and Greenville facilities. The Company currently leases two (2) locomotives, on a month-to-month basis, from BDL Enterprises, Inc. Tugboat services are subcontracted from McAllister Marine Towing & Transportation Company on a monthly basis.

The Company on a month-to-month permit with New York City operates the Bush Terminal. Although this facility is fully operational, it currently operates at less than 10% of its total capacity. The monthly rental of the Bush Terminal is $2,200. (See Note H and Note I of the Financial Statements). The Greenville Yard serves as the primary rail car float facility in New Jersey and connects by rail to the Oak Island freight yard in Newark, New Jersey. The Greenville Yard is situated on a one-mile long, 22.14-acre parcel leased to the Company until 2023 at a rental rate of $30,000 for 2003, with annual escalations thereafter. The lease agreement with Conrail also transferred all real property associated with the operation of the rail yard to the Company for $1.00. (See Note H of the Financial Statements).

     THE FUTURE POTENTIAL OF RAIL

The Company also believes there is an emerging market for rail shipment of hazardous and non-hazardous waste. The City of New York has completed a long-term plan for the removal of the 26,000 tons of waste that it produces daily. The main impetus for the plan was the closure of the Fresh Kills Landfill in March 2001. In the past, this facility was the primary recipient of this waste. The City's plans call for the waste to be trucked, barged and railed to out-of-state landfills. From the outset this plan has been hampered with problems, litigation and public outcry. First, the planned site of the barge operations in Linden, New Jersey has been the subject of litigation and has not been approved. Second, the already fragile highway and bridge infrastructure has now been hindered by an additional 1,000 garbage truck crossings daily. Third, there has been a tremendous public outcry from the "not in my backyard" and other public advocacy groups, as well as, environmental groups who object to the various methods contemplated for the removal of the waste. The Company believes that use of its system can help alleviate some of the City's waste while properly addressing the advocacy and environmental groups' concerns.

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

     * The substantial truck traffic causes excess burdens on the regions' infrastructure and results in additional maintenance costs on its roadways and brides,

     * Modern "high-cube" cargo containers on trailers reach 13' in height, exceeding Lincoln and Holland Tunnel vertical clearances, forcing more heavy-duty truck traffic onto the George Washington and Verazanno Narrows Bridges, increasing distance, time and truck freight costs into the region,

     * Increased use of a cross-harbor rail/float operation, such as that provided by the Company, is the most efficient means of moving rail freight throughout the New York City region. The 2.5 mile float barge trip across the New York City harbor takes approximately 45 minutes and eliminates a 35 to 50 mile truck trip across the New York City regional bridge, highway and tunnel system, and

     * The study's analytical findings on the alternatives evaluated, stipulated that a railcar float operation, such as the Company's, provides an 8.38 to 1 benefit to cost ratio. This ratio was over 223% higher than any other alternative evaluated.

  As a result of this study and other studies done by the U.S. Army Corps of Engineers and the Port Authority of New York and New Jersey a complete rehabilitation program for the Port of New York and New Jersey was begun and is expected to continue until 2010. The first phase of this plan was in March 2000; the City of New York completed more than $20 million in improvements on the 65th Street Rail Yard facility, including construction of two new rail transfer bridges. This facility includes not only the float bridges but also, intermodal tracks and loading docks.

 The Company believes that based upon these study's recommendations and by providing a faster, lower cost service for the movement of freight between New York and New Jersey, significant opportunities to increase revenues will arise. The study's recommendations included methods that would help caused a substantial portion of the freight presently transported by truck to be transported by rail. (The full text of the Major Investment Study can be found on the internet at www.crossharborstudy.org/reports.html).

  In March 2002, the City of New York leased the 65th Street Rail Yard to the Canadian Pacific Railroad. However, Canadian Pacific informed the City that it would not use the float bridges. The City and the Company are in final negotiations for use of the float portion of the yard. However, if the Company is not successful in these negotiations, the operator chosen for the float portion of the yard will have to contract with the Company because its Greenville yard is currently the only facility on the New Jersey side of the harbor which is capable of handling rail cars transported by float barges.

In March 2003, the City of New York unveiled the Brooklyn Waterfront Rail improvement Plan. This plan calls for the reconstruction and development of a majority of the South Brooklyn waterfront. Under the Plan the City in cooperation with the Federal Government under TEA-21 (Transportation Equity Act for the 21st Century) and New York State Rail Preservation Fund will spend approximately $19 million to remove all of the street access trackage on 41st Street and that along 2nd Avenue. They will construct new rail access along 1st Avenue to the South Brooklyn Marine Terminal at 29th to 39th Streets, as well a on-dock rail access and the yard itself. In addition, the plan calls for the rehabilitation of the trackage at the Brooklyn Army Terminal between 58th and 65th Streets and the links between these two yards.

In March 2003 the Port Authority of New York and New Jersey ("PANYNJ") announced plans to enhance the Howland Hook Marine Terminal in Staten Island, NY. The plans includes building a ship to rail facility at the terminal. PANYNJ has allocated $72.5 million to build this facility, has allocated an additional $32 million to the New York City Economic Development Corporation ("NYCEDC") to rehabilitate portions of the Staten Island Railroad, for restoration of freight service from Staten Island to the national freight network in New Jersey, and has set aside $57 million additional to build a new connection to the national freight network in New Jersey. PANYNJ's overall plan for the reconstruction of the Port of New York and New Jersey will call for over a $1.5 billion dollar investment and is expected to be completed in 2005.

PANYNJ has also announced that it will spend up to $75 million for enhanced railcar float operations in the Port of New York and New Jersey. These funds are expected to allow connections between all the existing and new on-dock rail systems planned for the greater Metropolitan New York region.

If additional capacity in Greenville Yard is needed, the Company plans to repair one of its float bridges and lay four to five miles of additional track, at a cost of approximately $8,000,000, to increase capacity to approximately 4,000 carloads per month. If more capacity is still needed the Company can add two float bridges, at a cost of approximately $10,000,000, to increase capacity to 10,000 carloads per month. The Company plans to apply for these and many other funds being earmarked for rail rehabilitation and construction. (See Item 6 - Management's Discussion and Analysis or Plan of Operation... "Liquidity and Capital Resources").


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

In addition to its core MSW business, in May 1999, JST entered into landfill contracts to handle construction and demolition ("C & D") debris. JST collects the C & D from either on-site excavations or from C & D transfer stations and then hauls it to various C & D dumps and landfills.

Since 2001, management has been successfully diversifying the freight handled by JST from primarily MSW and C & D. In conjunction with NYCH, the Company's rail subsidiary, JST entered into a long-term contract for the movement of bio-solids in July 2001. JST picks up containers at various locations throughout the New York metropolitan area and transports them to either the Company's Greenville rail facility for further shipment by NYCH or directly to Virginia landfills. In December 2001, JST entered into a long-term contract for the movement of structural steel and related products, with Transload Services, LLC. JST picks up loads of steel at the Company's Greenville facility for local destinations in New Jersey, New York and Long Island. During 2002, the Company also transported various other types of containerized freight. Currently the freight handled by JST consists of MSW, C & D, crushed rock, pipe, structural steel, rolled steel and bio-solids.

JST services customers and transfer stations in New Jersey, the New York City metropolitan area, Virginia, Pennsylvania, Maryland, and Delaware.

As of December 31, 2002, the Company's trucking operation had approximately 38 active customers. During the periods listed below the following customers accounted for more than 10% of the Company's revenues from its trucking operations:

                                       Year ended December 31,
                                       -----------------------

                                          2002             2001
                                         ------           ------
      Waste Management                      1%              15%
      Construction Demolition Recycling     2%              26%
      Transload Services(1)                11%               *%
      Unified Services (1)                 65%               *

  *  Transportion of freight via the Company began during 2001.
 (1) Does not include the NYCH portion of the revenue.

     OPERATING EQUIPMENT & PERSONNEL


        The Company's Trucking equipment, including leased equipment, consists of the following;

                                                  Not in used and/or
                                Operational         non Operational
                                -----------       -------------------
                 Tractors           14                    12
                 Dump Trucks         2                     3
                 Trailers           20                    16


As of March 31, 2003, JST owns twenty-five (23) tractor and twenty-six (26) trailers. The Company is currently evaluating the vehicles that are either not used or are non-operational. It is the Company's intention to either repair or dispose of this equipment. In addition to owned equipment, JST leases five (5) tri-axle dump trucks, one (1) walking floor trailer, nine (9) dump trailers and three (3) tractors.

The majority of equipment owned by JST is leased to a subcontractor, GM Trucking Inc. ("GM"), on a month-to-month basis. GM hauls and disposes of the waste for JST's customers and bills JST for the drivers and related expenses. JST is not required to maintain any licenses or permits, which are material to its operations as subcontractors perform the waste hauling and disposal services. By subcontracting its personnel requirements, JST is able to reduce administrative expenses and avoid the need to obtain the licenses and permits required to haul and dispose of waste.

The equipment maintained by JST is used primarily in the movement of steel products under its contract with Transload and others as well as other non-regulated containerized and non-containerized freight.

During 2002, the Company regularly employed several additional union and non-union subcontracting companies to facilitate its freight operations. These companies run between four (4) and eighteen (18) additional tractor/trailers to service the Company's business needs.

In January 2002, JST signed a collective bargaining agreement with the International Brotherhood of Teamsters, Local 701. This union agreement allows JST to service its customer's sites where union drivers are required. JST uses a professional employer organization ("PEO") to "lease" these union drivers. A PEO is an organization that provides an integrated and cost effective approach to the management and administration of the human resources and employer risk of its clients, by contractually assuming substantial employer rights, responsibilities, and risks. JST then pays the PEO, who in turn pays the payroll taxes and the drivers directly. The Company finds that leasing its drivers from the PEO provides it with a very cost effective solution to the normal administrative requirements and the additional costs, which would normally be needed to administer its own personnel. Additionally, by leasing its employees the Company is better able to focus on its core business.

 FUTURE OF TRUCKING

JST believes it can further expand its business and/or meet its future equipment needs by subcontracting with additional companies, by directly leasing the equipment or by acquiring other smaller trucking companies. As of March 31, 2003, JST did not have any definitive agreements relating to the acquisition of any other trucking companies. (See Item 6 Management's Discussion and Analysis or Plan of Operation ... "Liquidity and Capital Resources").

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

 The trucking industry is extremely fragmented. In the past years, periods of over-capacity in the trucking industry have led to intense competition and price discounting, resulting in decreased margins and a significant number of business failures. JST competes with three large national waste management companies:
Allied Waste Services, Waste Management, Inc., and Republic Services, Inc. as well as numerous regional and local trucking companies. In addition, many counties and municipalities operate their own waste collection and disposal facilities, have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions. JST also competes with alternatives to landfill disposal, (such as waste incinerators) because of state requirements to reduce landfill disposal. JST competes with other motor carriers for the services of independent operators. Larger waste disposal customers tend not to change haulers on pricing alone. Consequently, the Company is of the opinion that JST's competitive advantage lies in customer service and reliability. Further, the Company believes that it has reduced the effects of competition by its transportation of freight in conjunction with the Company's rail operations, thus increasing its competitive advantage.

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

 Since l980, federal regulatory policy has emphasized the promotion of revenue adequacy (e.g., the opportunity to earn revenues sufficient to cover costs and attract capital) for the railroads and has allowed competition to determine to a great extent rail prices and route and service options. As a result of this legislative policy, the railroad industry's rate structure has evolved from a system of interrelated prices that applied over different routes between the same points to a combination of market-based prices. While federal regulation of rail prices has been significantly curtailed, federal regulation of services continues to have a material effect on profitability and competitiveness in the railroad industry.

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

However, there is always the possibility that current regulatory requirements may change, currently unforeseen environmental incidents may occur, or past non-compliance with environmental laws may be discovered on the Company's properties. In any of such events, the business, prospects, financial condition and results of operations of the Company could be materially adversely affected.

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

 See Item 3 of this report for information concerning a lawsuit filed against the Company, which alleges that the Company disposed of waste at the Company's Greenville Yard.

EMPLOYEES

As of March 31, 2003, the Company had fifteen (15) employees, thirteen (13) full-time employees and two (2) part time employees.

Of these employees, two (2) serve as executive officers, one (1) on a full time basis as President, and one (1) on a part time basis, as Chief Financial Officer. Two (2) other employees work in administration, one (1) full-time for the rail subsidiary and one (1) part-time bookkeeper with time allocations to both subsidiaries. Of the remaining eleven (11) employees, six (6) work in rail and one (5) in trucking operations.

The Company allocates three (3) employees' services to both its rail operation and trucking operations, they are its President, Chief Financial Officer and bookkeeper.

The Company has a collective bargaining agreement with a union, which was signed in August 2001 and expires in August 2004, for four (4) of the operational employees. They consist of a locomotive engineer, two conductors and a bridgeman. In addition to the full-time employees, the Company employs numerous "fill-in employees" who are used to fill temporary vacancies in its operations caused by peak demand, sickness, vacations or other contingencies.

The Company has a collective bargaining agreement with a union, which was signed in July 2001 and expires in July 2004, for four (4) of the operational employees. All other personnel used in the Company's trucking operations are either leased or subcontracted.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

 Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the information contained in this Form 10-KSB for the fiscal year ended December 31, 2002 including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis or Plan of Operation".

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


Item 2. Description of Property.

 (See Item 1 of this report.)

Item 3 Legal Proceedings.

 a. On November 19, 1998, the City of New York filed a lawsuit entitled "the City of New York v. New York Cross Harbor Railroad Terminal Corp., Robert
R. Crawford and New York Regional Rail Corporation". United States District Court Southern District of New York case no. 98 Civ. 7227, against the Company and Robert Crawford, the Company's former President, for the purpose of recovering the cost of the removal and cleanup of certain hazardous substances and petroleum at the Company's Bush Terminal facility. The suit alleges that certain parties were instructed by the Company to dispose of hazardous and toxic materials in an illegal manner. The plaintiff is seeking recovery of approximately $700,000, which it claims to have spent on the investigation and cleanup of the alleged disposal, as well as all future investigation and cleanup costs, and the cost of this litigation. The Company intends to vigorously defend this action. The lawsuit is presently in the final stages of discovery. No provision has been made in the financial statements related to this matter.

 b. On November 2, 2001, NYCEDC filed an adverse abandonment petition with the Surface Transportation Board against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York seeks to remove NYCH, from Bush Terminal yard in Brooklyn, NY. The reasons stated within the City's STB filing are (i) the Company's financial condition, specifically that it has had late fees on rent since 1995 of over $20,000,(ii) the alleged dumping of pesticides and oil on the Bush Terminal property by Robert Crawford, which is the subject of ongoing litigation and (iii) ongoing failure to install a properly working sprinkler system at the Bush Terminal office building. However, if the decision is appealed, the process could ake an additional year. If the ruling of the STB is adverse to the Company it is the Company's intention to immediately appeal the decision and during the appeal process, request a stay of judgment. The Company intends to vigorously defend this action. In March 2002, the City of New York, with the Company's consent, requested that the STB hold the proceeding in abeyance for 60 days while the parties engage in discussions to resolve the matters. This abeyance was granted by the STB. On October 31, 2002 the City requested that the STB grant the application for abandonment. On January 31, 2003 the Company requested additional time as negotiations were proceeding on a lease for use of the float bridges at 65th Street Intermodal Yard. As of April 14, 2003 no ruling has been issued.

c. Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index no. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that Crawford did not pay them. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in the subsidiary (NYCH) and unspecified monetary damages to be determined by the court. The term "restoration of their equitable interest" is the exact wording used in the "claim for relief" section of the complaint. The term is not defined within the complaint. The Company intends to vigorously defend this action. The Company has satisfied its retained portion of the costs of this litigation, any additional costs will be borne by the Company's insurance carrier.

d. Ben-Ami Friedman v NYCH, CH Partners, a Limited Partnership. Supreme Court, New York County Index No. 602932/96. The suit alleges breach of employment agreements in 1990, 1991 and 1994 and is seeking $261,390. After a lengthy pause in its prosecution of this lawsuit the plaintiff has re-commenced documentation discovery activity. Depositions have yet to be scheduled The Company intends to vigorously defend this action. The ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this matter.


e. New York Cross Harbor Railroad Terminal Corp. v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross Harbor Terminal Corp., Superior Court of New Jersey. These two related matters concern the Company's intermodal operations in Jersey City and the recent land filling and leveling activities. Jersey City seeks an injunction alleging a public nuisance and violations of certain environmental statutes including the New Jersey Solid Waste Management Act. Both matters continue to be litigated with NYCH vigorously defending the affirmative claims of Jersey City and in pursuing counterclaims for various causes of action. NYCH's attorneys are of the position that the claims of Jersey City are without merit and believes there to be a significant likelihood of success in these matters.

f. The Company is also a party to routine claims and suits brought against it in the ordinary course of business. Some of these matters are covered by insurance. In the opinion of management, the outcome of these claims is not expected to have a material adverse effect on the Company's business, financial condition, or results of operations.

g. In April 2002, the Company entered into an agreement with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation. All payments will be applied to the amounts owed to PANYNJ by virtue of their judgments. As of December 31, 2002, this amount is estimated to be $375,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement.


h. Platinum Funding Corp. ("Platinum") v. New York Regional Rail, New York Cross Harbor Railroad Terminal Corp. and CH Partners, Inc., Superior Court of New Jersey, Law Division, Bergen County Docket No.: BER-L-10413-98 on December 24, 1998. Its former factoring agent named the Company in a lawsuit for approximately $250,000. The balance resulted from a dispute involving a factoring agreement, which the Company entered into in December 1995. The arrearage represents a combination of uncollected accounts receivable, factoring fees and fees charged due to the Company's inability to meet certain predetermined minimum factoring levels. In March 1999, the case was dismissed. In December 1999, the Company entered into an agreement whereby the Company issued 300,000 shares of its common stock into escrow in the name of Platinum. These shares were to be registered and sold on behalf of Platinum until $250,000 was attained from said sale. Any unsold balance of the 300,000 shares would be returned to treasury. If the proceeds of $250,000 were not attained, the Company would issue additional shares to be registered and sold until the total proceeds to Platinum would be $250,000. The Company has been unable to register these shares for sale and they still remain in escrow. Platinum refiled the lawsuit in October 2000. In June 2001, they received a judgment in the amount of $250,000 plus interest, which the Company appealed. In December 2001, the Company lost this appeal. In March 2002, NYCH's bank account was the subject of a levy by Platinum. In September 2002, the Company entered into a settlement agreement with Platinum. Under the agreement Platinum was paid eighty-five thousand dollars ($85,000) upon signing, plus the release of the 300,000 shares of NYRR common stock held in escrow plus an additional 250,000 shares of treasury stock and $3,000 paid monthly for 33 months with a final payment of $4,000 in month
34. The initial payment of $85,000 was made upon execution of the settlement. The Company is current on all payments under this settlement.

i. In September 2002, the Company entered into a settlement agreement with Ziegler, Ziegler and Altman ("ZZA"). ZZA had previously received a judgment for approximately $90,000. Under the terms of the settlement ZZA received $60,000.

j. The Company's Board of Directors is reviewing transactions by former management, the Crawford family, as related to the litigation in the matters referred to in (a) and (b) above, as well as, separate issues surrounding the cancellation of shares and attempted issuance of Series "B" preferred shares. The Company does not anticipate that there will be any adverse material effects on it as a result of its review.


ITEM 4. Submission of Matters to a Vote of Security Holders.

 The Company intends to request a vote from its shareholders to resolve the potential insufficiency of its authorized shares. (See Item 5. Market for Common Equity and Related Stockholders Matters - "SHARES RESERVED FOR POTENTIAL FUTURE ISSUANCE" for additional information.)

 At its next annual meeting the Company may request its shareholders to approve the acquisition of the remaining 49% interest in JST, which can be acquired for approximately 7,000,000 shares of the Company's common stock.

 The Company has established a tentative date in late June 2003 for holding its Annual Meeting of Stockholders for fiscal year ended December 31, 2002 with the intention that it be held in New York, New York. Specific plans as to exact date, location and agenda have not yet been finalized but once a more definitive time frame and agenda have been arrived at all stockholders of record, as of the chosen record date, shall be properly notified.



                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholders Matters.

(a)      Market Information

(1) Our common stock, $.0001 par value is listed on the Electronic Over-the-Counter Bulletin Board and traded under the symbol NYRR. (2) From March 21, 2001 until May 8, 2002 the Company's common stock was listed on the National Quotation Data Service ("pink sheets") under the same symbol. (3) Prior to March 21, 2001, the Company's common stock was listed on the Electronic
Over-the-Counter Bulletin Board and traded under the symbol NYRR.

The following table sets forth, for the periods indicated, the closing high and low prices on the dates indicated below for our common stock for each full quarterly period within the two most recent fiscal years.


         Fiscal Year Ended December 31, 2002     Quarterly Common Stock Price
         By Quarter                                       Ranges (1)
         ------------------------------------     ----------------------------
                                                         High      Low
                                                        ------    -----
           March 31, 2002 (2)                           $0.07     $0.03
           June 30, 2002 (1) & (2)                       0.11      0.03
           September 30, 2002 (1)                        0.11      0.07
           December 31, 2002 (1)                         0.11      0.06



         Fiscal Year Ended December 31, 2001      Quarterly Common Stock Bid
         By Quarter                                     Price  Ranges (2)&(3)
         ------------------------------------     ----------------------------
                                                         High      Low
                                                        ------    -----
           March 31, 2001(2)&(3)                        $0.17     $0.09
           June 30, 2001 (2)                             0.16      0.08
           September 30, 2001 (2)                        0.12      0.06
           December 31, 2001 (2)                         0.10      0.04



          1) The Registrant's Common Stock resumed trading on the Electronic Over-the-Counter Bulletin Board on May 9, 2002. The following statement specifically refers to the Common Stock activity, if any, since May 9, 2002. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." To the extent that limited trading in the Registrant's Common Stock took place, such transactions have been limited to the over-the-counter market. The over-the-counter market and other quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. On the date of relisting from the National Quotation Data Service (May 9, 2002) the common stock price was $.06 per share.

          2) From March 22, 2001 to May 8, 2002, all bid prices indicated are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the National Quotation Data Service
          ("pink sheets"). During such dates the Registrant's Common Stock was not traded or quoted on any automated quotation system other than as indicated herein.

          3) The Registrant's Common Stock traded on the Electronic Over-the-Counter Bulletin Board prior to March 21, 2001. The following statement specifically refers to the Common Stock activity, if any, prior to March 22, 2001. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." To the extent that limited trading in the Registrant's Common Stock took place, such transactions have been limited to the over-the-counter market. The over-the-counter market and other quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. On the date of delisting from the Electronic Over-the-Counter Bulletin Board (March 21, 2001) the common stock price was $.16 per share


(b)      Holders

 As of the close of business on March 31, 2003 there were 1,692 stockholders of record of the Registrant's Common Stock and 182,822,876 shares issued and outstanding.

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

RECENT ISSUANCE OF UNREGISTERED STOCK AND OPTIONS.

a) In September 2002, $33,729 principal balance of convertible notes plus accrued interest were converted into 393,505 shares of common stock at $.09 per shares, which was the closing price of the common stock.

b) On June 30, 2002, approximately $146,000 of accrued legal fees was converted into 1,220,033 shares of common stock valued at $97,602 the fair value of the stock at date of issuance.

b)On June 30, 2002, 165,667 shares of common stock were issued to Tad Mahoney, a former officer of the Company, in accordance with the terms of his employment and settlement agreements.

a)On February 21,2002, $18,733 principal balance of convertible notes plus accrued interest were converted into 655,741 shares of common stock, upon conversion the holder received an option to purchase an additional 685,381 shares at $.12 per share.

a)On February 21, 2002, $105,000 principal balance of convertible notes plus accrued interest were converted into 3,963,340 shares of common stock, upon conversion the holders received an option to purchase an additional 1,981,671 shares at $.18 per share.

a)On February 21, 2002, $60,000 in principal balance of the Preferred "C" stock plus accrued interest of $86,301 was converted into 4,358,099 shares of common stock. Upon conversion the holder received an option to purchase an additional 4,555,085 shares at $.12 per share.

a) In October 2001, two holders of the Company's previously issued convertible promissory notes converted the principal value of $55,000 and accrued interest of $8,401 into 640,302 shares of common stock. Upon conversion the holders received options to purchase 64,033 shares at $.18 per share and 165,704 shares at $.60 per share. These options will expire 90 days from the effective date of a registration. (See the Company's Form 10-KSB for the year ended December 31, 2000, filed on March 28, 2000 for further disclosure on convertible notes issued).

b) On March 22, 2001, the Company issued 9,500 shares of restricted stock, pursuant to its "Stock Bonus Plan", to employees of its rail subsidiary. These grants were issued on the basis of years employed. On the date of the grant the Company's Common stock was valued at $0.10. The Company has recorded $950 as compensation expense.

b) On March 21, 2001, the Company issued 1,000,000 shares in the name of W. Robert Bentley. These shares will be distributed to Mr. Bentley in accordance with his 1997 employment and 2000 settlement agreement with the Company. These shares were valued at their fair market value on the date of the settlement agreement at $180,000. The Company released 333,333 of these shares in March 2001 and 333,333 in April 2002. The remaining 333,334 shares are expected to be released in March 2003.

a) The sale of these securities was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933. The shares issued in these transactions were acquired for investment purposes only and without a view to distribution. The persons that acquired these shares were fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own accounts. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were used and no commissions were paid in connection with the issuance of these shares.

b) The issuance of these shares was exempt pursuant to Section 3 (a) (9) of the Securities Act of 1933. The shares issued in reliance upon the exemption provided by Section 3 (a) (9) are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.


SHARES RESERVED FOR POTENTIAL FUTURE ISSUANCE.

Shares outstanding of the Company's common stock, if all securities (including but not limited to Options, Preferred Shares and Convertible Notes) were to be issued in accordance with their respective terms, would increase from 182,822,876 on March 31, 2003 to 234,999,583. The potential issuance of additional shares has been computed based upon the closing bid price for the Company's common stock on March 31, 2003 and would necessarily increase or decrease dependent upon fluctuations on such bid price on any given date.

 At December 31, 2002, there were 17,029,202 Options outstanding, which are exercisable at various prices between $.12 and $.60 per share. (See Note J -"COMMON Stock options").

 At December 31, 2002, there were $948,724 of convertible promissory notes outstanding. (See Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - "Liquidity and Capital Resources", Note F - "SHORT-TERM DEBT" and
Note).

 At December 31, 2002, there were 440,000 convertible Preferred "C" shares outstanding. (See Note J - "Preferred STOCK").


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

The following should be read in conjunction with the Company's financial statements and related notes, which are a part of this report.

                         Balance Sheet Data

                                            Years Ending December 31,
                                             2002               2001
                                           ----------       ------------

 Current Assets                           $1,114,842        $   513,869
 Total Assets                              5,135,486          4,955,579
 Current Liabilities                       4,517,666          5,430,979
 Total Liabilities                         6,270,707          6,477,397
 Temporary Equity                          1,512,500          1,512,500
 Working Capital (Deficit)                (3,402,824)        (4,917,110)
 Stockholders' (Deficit)                  (2,667,566)        (3,034,318)

                           Operating Data
                                           Years Ending December 31,
                                             2002               2001
                                           ----------       ------------
Operating revenues                        $5,431,871         $4,289,740
Operating expenses                        (3,704,561)        (3,606,904)
Administrative expenses                   (1,547,261)        (1,398,067)
Interest and other expenses                 (211,731)          (207,080)
Minority interest in income/(loss)            19,854            (85,234)
Extraordinary gain on debt forgiveness          --                --
                                          -----------       ------------
Net loss                                  $ (51,527)       $  (837,077)
                                          ===========       ============

GENERAL

 The Company has incurred substantial losses since it was formed. Management has taken many steps to increase revenues and attain profitability. The Company has reduced outstanding liabilities substantially, which has in turn reduced interest expense.

Since Norfolk Southern and CSX Transportation acquired Conrail's operations in June 1999, both NS and CSX have used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. The Company believes this trend will continue as the Company continues to prove it has a fast and reliable delivery system able to fulfill their customers' needs. During the year ended December 31, 2002, NS and CSX collected approximately 66% and 14%, respectively of NYCH's receivables as compared to the year ended December 31, 2001 when these collections were approximately 52% and 13%, respectively. These percentage declines are not indicative of a drop in business; rather they were directly caused, by the Company's ability to offer new services to certain large customers, such as transloading and warehousing.

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

 As a direct result of this new focus, the Company entered into the following ongoing multi-year agreements:

 1. With Unified Services Group, for the transload of bio-solids. The Company began shipments under this contract in August 2001. The terms of this contract include an annual contract minimum of 540 rail cars to be handled by NYCH. This minimum railcar guarantee should result in over 3,200 containers to be handled by JST. The contract expires in 2013.

 2. With Transload Services, L.L.C for the transload, warehouse and distribution of structural steel products. In March 2002, the Company began to receive carloads of steel for distribution. The terms of this contract included an up-front payment of $53,000 (as reimbursement for work performed by the Company preparing the site), and an annual contract minimum of 600 rail cars, to be handled by NYCH. The contract grants JST first right of refusal on all truck transportation required. The contract calls for the construction of over 500 linear feet of new rail. The contract expires in 2011 but contains a 10-year optional extension.

3. With Balfour Beatty for the transportation and storage of oversized steel beams and overweight steel structures used for the re-construction of a bridge over the Housitanic River in Connecticut.

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

The Company also believes there is an emerging market for rail shipment of hazardous and non-hazardous waste. The City of New York has completed a long-term plan for the removal of the 26,000 tons of waste that it produces daily. The main impetus for the plan was the closure of the Fresh Kills Landfill in March 2001. In the past, this facility was the primary recipient of this waste. The City's plans call for the waste to be trucked, barged and railed to out-of-state landfills. From the outset this plan has been hampered with problems, litigation and public outcry. First, the planned site of the barge operations in Linden, New Jersey has been the subject of litigation and has not been approved. Second, the already fragile highway and bridge infrastructure has now been hindered by an additional 1,000 garbage truck crossings daily. Third, there has been a tremendous public outcry from the "not in my backyard" and other public advocacy groups, as well as, environmental groups who object to the various methods contemplated for the removal of the waste. The Company believes that use of its system can help alleviate some of the City's waste while properly addressing the advocacy and environmental groups' concerns.

The Company believes that based upon the aforementioned studies recommendations and by providing a faster, lower cost service for the movement of freight between New York and New Jersey, significant opportunities to increase revenues will arise. The studies' recommendations included methods that would help cause a substantial portion of the freight presently transported by truck to be transported by rail. This is also evidenced by the numerous projects announced by the Port Authority of New York and New Jersey, as well as, New York City Economic Development Corp for reconstruction and expansion of the rail infrastructure, which is of paramount importance to the governing authorities that expect substantial increases in rail freight transportation in the immediate future.

 At year-end December 2002, the Company has four distinct areas of business: bridge traffic, transload operations, shipside & dockside and local deliveries. Based upon the foregoing discussion, the Company projects that the rail operation revenues will increase substantially during the coming year barring any unforeseen circumstances. (See Item 1 Description of Business. "Rail Operation" for further details).

 The Company has continued to improve its margins in its rail freight operation, while adding new operations, such as transloading and warehousing, which have profitable margins. However, revenues during 2002 were impacted by the Company's cocoa customer, which had to shut down its facility due to fire, in May 2001, which caused all rail shipments to halt. This cocoa customer's facility was on-line again in October 2002. The Company's rail operations have been able to attract new business, for both itself and the trucking operation. The Company anticipates that it will continue to be able to add new customers, which will allow the Company to meet its cash obligations.



YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

RESULTS OF OPERATIONS


The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2002 were:

                                   Railroad             Trucking

         Operating revenues       $ 1,685,899          $ 3,745,972
         Operating expenses           595,244            3,109,317
         Gross profit               1,090,655              636,655


The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2001 were:

                                    Railroad             Trucking

         Operating revenues       $ 1,305,375          $ 2,984,365
         Operating expenses           788,918            2,817,986
         Gross profit                 516,457              166,379


Year Ended December 31, 2002

     During the year ended December 30, 2002, the Company had $5,431,871 in revenue compared to $4,289,740 in revenue during the corresponding prior year, an increase of 26.6%. This increase was due to an increase in the trucking operations to $3,745,972 from $2,984,365 for the prior period in 2001, a increase of 25.5%. The increase was primarily due to an increase in transload revenue.

     Operating expenses for the year ended December 31, 2002 were $3,704,561 compared to $3,606,904 an increase of $97,657 or 2.7% over the corresponding year.

     Operating expenses as a percentage of operating revenues were 84.1% for the year ended December 31, 2001. In 2002 operating expenses decreased to 68.2% of operating revenues due to modernization and to the larger percentage of revenue coming from the railroad, the more profitable segment. Rail's operating expense, as a percent of rail revenue was 35.3%. Trucking's operating expense, as a percent of trucking revenue was 83.0%.

     Administrative expenses increased in the year ended December 31, 2002 by $149,194. However, as a percentage of operating revenues, administrative expenses decreased to 28.5% for the year ended December 31, 2002, from 32.6% for the year ended December 31, 2001. The increase of $149,194 comes from higher professional and legal fees as a result of settlement and litigation expenses.

     Interest expense was $211,731 for the year ended December 31, 2002, as compared to $207,080 for the year ended December 31, 2001.

     During the year ended December 31, 2002, the Company had a "gain on sale of fixed assets" of $29,234. During the year ended December 31, 2001, the Company's incurred a "loss on disposal of fixed assets" in the amount of $46,403. FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Total assets of the Company on December 31, 2002 increased by $179,907 to $5,135,486 from $4,955,579 on December 31, 2001, primarily due to recovery in the reserve for possible bad debt of approximately $120,000 and fixed asset additions. Current assets increased $600,973 to $1,114,842 on December 31, 2002 from $513,869 on December 31, 2001. The increase in current assets is attributable to a reclassification of approximately $255,000 of long-term receivables to current receivables, and an increase in accounts receivable by approximately $275,000. Other assets decreased $333,630 to $384,226 on December 31, 2002 from $717,856 on December 31, 2001. The decrease is attributable to a reclassification of approximately $255,000 of long-term receivables to current receivables. On December 31, 2002, the Company had total liabilities of $6,270,707 compared to $6,477,397 on December 31, 2001. On December 31, 2002,
current liabilities were $4,517,666 compared to $5,430,979 on December 31, 2001. The Company's working capital on December 31, 2001 increased by $1,514,286 to $(3,402,824) from $(4,917,110) on December 31, 2001, primarily due to a reclassification of approximately $255,000 of long-term receivables to current receivables, an increase in accounts receivables, and a reclassification of approximately $800,000 current liabilities to long-term liabilities as a result of settlement agreements.

     During the year ended December 31, 2002, the Company had cash provided by operating activities of $315,203 compared to $329,009 in the previous year. During 2002, the Company acquired $360,425 of property and equipment and paid down long-term debt by $129,632.

     The Company has needed to fund its working capital deficit. The Company has raised these funds though issuance of floating rate convertible debentures. In periods prior to December 31, 2000, the Company sold convertible notes to various private investors, in the principal amount of $3,892,000, which funds were used to pay liabilities, purchase assets, and fund the Company's operations. In June 2000 the Company issued 500,000 shares of its Series C Convertible Preferred stock to John Marsala in payment of $500,000 in past due convertible notes and accrued interest owed. (See the Company's amended report on Form 10-KSB for year ended December 31, 2000 filed March 28, 2002, for further information on convertible note and Preferred "C"). As of March 31, 2003, convertible notes in the principle amount of $948,724 remained outstanding. As of March 31, 2003, 17,029,202 options, issued as a result of prior note conversions that entitle the holders to purchase 1 share of the Company's common stock per option held, remain outstanding. If these outstanding options are exercised at their respective strike prices, the Company will receive proceeds of approximately $2,435,000. (See Item 5 of this report, as well as, Notes J).

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

     On June 30, 2002, approximately $146,000 of accrued legal fees was converted into 1,220,033 shares of common stock valued at $97,602 the fair value of the stock at date of issuance.

     In September 2002, $33,729 principal balance of convertible notes plus accrued interest were converted into 393,305 shares of common stock at $.09 per shares, which was the closing price of the common stock.

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


         As of December 31, 2002 the Company had the following current liabilities:

             Accounts payable and accrued expenses   $1,718,941

             Notes payable and current maturities    $1,732,533
              of long-term debt

             Payroll taxes payable                    1,066,192

     Accounts payable and accrued expenses include approximately $310,000 owed for accrued interest on convertible notes, and for accrued legal fees. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the issuance of common shares.

     Accounts payable and accrued expenses also include $995,090 for accrued real estate taxes for New York and New Jersey.

     The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $518,700 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of March 31, 2003 this dispute has not yet been settled.

     The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $476,390 for these real estate taxes. The Company is working to resolve this dispute. (See Note J of the Financial Statements for additional information in regards to these matter.)

     The Company has an accrual for payroll taxes payable in the amount of $1,066,192. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company feels they are still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than amount, which it has accrued. In October 2002, the Company began paying current period taxes and is working to resolve the previous tax dispute.

     The Company has accrued $129,494 as deferred rent. In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property subject to the terms of the 1993 lease agreement. The agreement contains rent concessions early in the lease term, but eventually requires the Company to pay a maximum of 10% of the fair market rent, determined on the basis of an average of appraised values supplied by independent appraisers selected by each party. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $104,000 at December 31, 2002. As of March 31, 2003, the Company and Conrail are finalizing an amount for the credit to alleged amounts owed for the period from 1993 to 2002 lease. The Company anticipates that during the second quarter of 2003 the parties may resolve this disputed amount.

        Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. As of March 31, 2003, this amount is estimated to be $375,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement.

     There are administrative remedies available to the Company's creditors including, but not limited to, judgments, liens and levies, which can be placed on the Company's bank accounts. Historically, these remedies have been used by the creditors of the Company and have resulted in additional cash flow hardships for the Company. In March 2002, NYCH's bank account was the subject of a levy by Platinum Funding. (See Note I - Legal Matters in the financial statements for additional information). There can be no assurance that these remedies may not be used in the future.

     There are approximately $1.4 million in convertible or related party debts. Holders of these debts have not demanded payment and it is expected that the majority of the convertible note holders will opt for conversion into the Company's common stock. Additionally, $350,035 of current maturities of long-term debt is primarily for equipment leases and are payable over 12 months; and trade payables, which are being paid in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations. The remaining liabilities are accruals for what the Company believes the liability for settlement of pending tax disputes and lawsuits could be. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $7 million, but management currently anticipate that these matters will be amicably resolved at a comparatively lower sum and further believes absent satisfactory resolution it would ultimately prevail in the judicial process.

     The Company expects that based on projected sales volume it anticipates that its operations will generate net income. The Company expects that it will be able to meet all its routine working capital needs and operational costs from new business created during the current year.

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


NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

Item 7.  Financial Statements.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
New York Regional Rail
New York, NY

We have audited the accompanying consolidated balance sheet of New York Regional Rail Corporation and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Regional Rail Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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




                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants
April 9, 2003
New York, New York

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002

                                   (UNAUDITED)

                                     ASSETS

Current assets
     Cash                                                           $    86,148
     Accounts receivable, net of allowance for doubtful
      accounts of $258,145                                              991,145
     Prepaid expenses and other current assets                           37,549
                                                                      ---------
     Total current assets                                             1,114,842

Property and equipment, net                                           3,636,418

Other assets                                                            384,226
                                                                      ---------
                                                                    $ 5,135,486
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long term debt                           $   505,883
     Convertible promissory notes:
      Related parties                                                   608,586
      Others                                                            340,138
     Other short-term debt:
      Related parties                                                    43,717
      Others                                                            234,209
     Accounts payable                                                   466,485
     Accrued expenses                                                 1,252,456
     Payroll taxes payable                                            1,066,192
                                                                      ---------
       Total current liabilities                                      4,517,666

Deferred rent payable                                                   129,494

Deferred revenue                                                         80,000

Long term debt                                                        1,543,547

Minority interest                                                        19,845

Temporary equity                                                      1,512,500

Stockholders' deficit:
     Series C Convertible Preferred Stock, $.001 par value,
      500,000 shares authorized; 440,000 shares issued
       and outstanding                                                  440,000
     Common stock, $.0001 par value, 200,000,000 shares
      authorized; 182,822,876 shares issued and outstanding              18,282
     Additional paid-in-capital                                      12,879,930
     Accumulated deficit                                            (16,005,778)
                                                                    -----------
      Total stockholders' deficit                                    (2,667,566)
                                                                    -----------
                                                                   $  5,135,486
                                                                    ===========




                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     AUDITED



                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31
                                                --------------------------------
                                                   2002                 2001
                                                -----------         ------------

Operating revenues                            $   5,431,871       $   4,289,740

Operating expenses                                3,704,561           3,606,904
                                                -----------         ------------

Gross Profit                                      1,727,310             682,836

Administrative expenses                           1,547,261           1,398,067
                                                -----------         ------------

Income/ (loss) from operations                      180,049            (715,231)

Interest expense, net                              (211,731)           (207,080)
                                                ------------        ------------
Loss before  minority interest                      (31,682)           (922,311)

Minority interest in income/( loss)
 of subsidiary                                       19,845             (85,234)
                                                ------------        ------------

Net loss                                            (51,527)           (837,077)

Deemed preferred stock dividend                      44,567              50,000
                                                ------------        ------------

Gain/(loss) applicable to common
 shareholders                                 $     (96,094)      $    (887,077)
                                                ============        ============

Loss per share - basic and diluted:           $       (0.00)      $       (0.01)
                                                ============        ============

Weighted average common shares outstanding
     basic and diluted                          180,378,101         170,836,175
                                                ============        ============



                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                             Common Stock        Preferred Series C     Additional     Accumulated
                                      ------------------------ ---------------------
                                         Shares       Amount    Shares       Amount   Paid-in Capital     Deficit            Total
                                      -----------  ----------- ---------  ----------  ---------------  --------------  -------------
Balances at January 1, 2001           170,416,689  $   17,042   500,000   $  500,000  $   12,072,239   $ (15,030,873)  $ (2,441,592)

Conversion of debt into common stock      640,302          64      -            -             63,337            -            63,401

Common stock issued for services            9,500           1      -            -                949            -               950

Common stock issued for settlement
   of employment agreemnet              1,000,000         100      -            -            179,900            -           180,000

Net loss                                     -           -         -            -               -           (837,077)      (837,077)

                                      -----------  ----------- ---------  ----------  ---------------  --------------  -------------
Balances at December 31, 2001         172,066,491  $   17,207   500,000   $  500,000  $   12,316,425   $ (15,867,950)  $ (3,034,318)
                                      ===========  =========== =========  ==========  ===============  ==============  =============

Conversion of debt into common stock    4,619,081         462      -            -            154,601            -           155,063

Common stock issued for services        1,220,033         122      -            -             97,480            -            97,602

Common stock issued for settlement
   of employment agreemnet                165,667          17      -            -             13,236            -            13,253

Conversion of Pfd 'C" into
 common stock                           1,787,310         179   (60,000)     (60,000)         59,821            -            60,000

Conversion of dividend into
 common stock                           2,570,789         256      -            -             86,045         (86,301)        86,301

Common stock issued for options           393,505          39      -            -             35,376            -            35,415

Note cotributed to capital                   -           -         -            -             93,196            -            93,196

Treasury stock issued to settle debt         -           -         -            -             23,750            -            23,750

Net loss                                                                                                     (51,527)       (51,527)

                                      -----------   ---------- ---------  ----------  ---------------  --------------  -------------
Balances at December 31, 2002         182,822,876   $  18,282   440,000   $  440,000  $   12,879,930   $ (16,005,778)  $ (2,521,265)
                                      ===========   ========== =========  ==========  ===============  ==============  =============



                See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                            2002        2001
                                                        ----------- -----------
Increase in cash and cash equivalents

Cash flows from operating activities:
  Net loss                                              $  (51,527) $  (837,077)
                                                        ----------- ------------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                           596,464      574,340
   Bad debt expense (recovery)                             130,595      315,278
   Gain (loss) on exchange of fixed assets                 (29,234)      46,403
   Minority Interest in subsidiary earnings                 19,845      (85,234)
   Stock issued for services                                  -             950
   Changes in operating assets and liabilities:
    Accounts receivable                                   (404,973)     196,900
    Increase in other current assets                        (7,926)     (22,623)
    (Increase)/decrease in other assets                     14,422     (287,385)
    Increase/(decrease) in accounts payable                178,979      (14,374)
    Increase/(decrease)in accrued expenses                (179,117)     417,964
    Payroll taxes payable                                  136,740       23,867
    Deferred rent                                          (89,065)        -
                                                        -----------  -----------
  Total adjustments                                        366,730    1,166,086
                                                        -----------  -----------
Net cash provided by operating activities                  315,203      329,009
                                                        ===========  ===========

Cash flows from investing activities:
  Proceeds from sale of fixed assets                          -         (65,013)
  Purchase of property and equipment                      (360,425)    (177,892)
                                                        -----------  -----------
Net cash used in investing activities                     (360,425)    (242,905)
                                                        ===========  ===========

Cash flows from financing activities:
  Payments of long term debt                              (129,632)    (118,225)
  Common stock issued for options                           33,729         -
  Proceeds from other current
   debt - nonrelated party                                  41,409         -
  Proceeds from other current
   debt - related party                                    163,296       13,619
                                                         ----------  -----------
Net cash provided by (used in) financing activities        108,802     (104,606)
                                                         ==========  ===========

Net increase in cash and cash equivalents                   63,580      (18,502)
Cash at beginning of year                               $   22,568       41,070
                                                         ----------  -----------
Cash and cash equivalents at end of period                  86,148   $   22,568
                                                         ==========  ===========



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

     Description of Business

               The Company operates an ICC certified railroad through its majority-owned subsidiary, New York Cross Harbor Railroad Terminal Corporation ("NYCH"). NYCH's business is to transport and deliver rail traffic via barges across New York Harbor and the East River, thus connecting the Long Island Railroad and other lines. In addition, it receives and delivers railcars at certain industrial facilities located on partially owned and partially leased
track located in Brooklyn, New York and Jersey City, New Jersey.   Another
majority-owned   subsidiary, CH Proprietary, Inc., formerly CH Partners, Inc.
("CHP") holds title to the railroad, marine and terminal equipment used in the business. At December 31, 2002 the Company owned 93.4% and 94.5% of NYCH and CHP, respectively.

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

               Principles of Consolidation

               The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, NYCH, CHP, JST, and OSK. All inter-company transactions and balances have been eliminated.

               Basis of Presentation

               The Company has a working capital deficiency of $3,402,824 at December 31, 2002, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

               Concentration of Credit Risk

               At December 31, 2002, 17.3% of accounts receivable was concentrated in one customer while 12.6% was concentrated in a second customer. Credit is extended to customers based on an evaluation of each customer's financial condition, generally without requiring collateral or other security. Due to the historical concentration of receivables and relatively small customer base, the Company could be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations.

               Minority Interests

               The minority interest accounts representing the investments in NYCH and CHP have been reduced to zero for all periods presented as a result of cumulative operating losses. Accordingly, the portion of the losses that would normally be assigned to the minority interest stockholders' ("excess losses") for NYCH and CHP are recognized by the Company. The Company will recognize 100% of any subsequent profits until such time as the excess losses previously recognized by the Company have been recovered. In 2002, the Company realized full payment on all previous losses of JST and incurred a net minority interest liability of $19,845.

               Beneficial Conversion Feature of Convertible Securities

               From 1996 to 2000, the Company issued convertible debt and equity securities with non-detachable conversion features that have intrinsic value at the date of issue. In accordance with applicable accounting rules, the Company measures this beneficial conversion feature at the issue date by multiplying the number of shares into which the security can be converted by the spread between the market price of its common stock and the conversion price of the security. The resulting discount is recognized by allocating a portion of the proceeds equal to the discount to additional paid-in capital. For convertible debt securities, the discount is amortized to interest expense over the period ending on the date the security first becomes convertible. For convertible preferred stock, the discount is amortized as a dividend charge. Additionally, upon conversion of the notes issued, the Company issued options to the investors to purchase shares of common stock. The fair value of the options issued is determined by use of a Black-Scholes valuation model.


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

               Loss Per Share

               Basic loss per share is computed using the weighted average number of shares of outstanding common stock. Diluted loss per share for the years ended December 31, 2002 and 2001 is based on the weighted average number of common shares outstanding during that period including common stock equivalents. Common stock equivalents are not included in the calculation of diluted earnings per share because such inclusion would have been anti-dilutive. Common stock equivalents consist of stock options, convertible preferred stock, and convertible debt.

               Stock-Based Compensation

                       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for the Company's stock at the date of the grant over the amount of an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.


               Recent Pronouncements

                  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

                  In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.



NOTE B -    PROPERTY AND EQUIPMENT

               Property and equipment consists of the following:

                Marine equipment and dock facilities          $2,726,144
                Railroad locomotive cars and equipment           172,898
                Track and related land improvements            1,278,898
                Transportation equipment                       1,828,699
                Other                                            497,375
                                                            ---------------
                                                               6,504,014
                 Less: Accumulated depreciation                2,867,596
                                                             ---------------
                                                              $3,636,418
                                                             ===============

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

               Depreciation expense totaled $596,464 and $511,000 for the years ended year ended December 31, 2002 and 2001, respectively.

NOTE C -    OTHER ASSETS

            Other assets consist of the following:

            Deposits                                   $ 13,115
            Permits and licenses                         56,349
            Goodwill from acquisitions, net             206,019
            Long-term receivable                        108,743
                                                       --------
                                                       $384,226
                                                       ========

NOTE D -    PAYROLL TAXES PAYABLE

               Payroll taxes payable includes overdue federal, state and local taxes, plus estimated penalties and interest.

NOTE E -    ACCRUED EXPENSES

            Accrued expenses consist of the following:


            Accrued interest                         $  263,549
            Property taxes - City of New York           518,700
            Property taxes - New Jersey                 476,390
            Other accrued expenses                       (6,183)
                                                      ---------
            Total                                    $1,252,456
                                                      =========

               The Company is involved in a long-standing dispute with the City of New York over property tax assessments dating back to 1984 (See Note H).

               New Jersey property tax accruals as of December 31, 2002 cover the periods from 1996 to 2002. The Company has estimated the annual assessment to be $63,000 and has accrued $38,390 in interest. (See Note H).


NOTE F -  SHORT-TERM DEBT

            A.  Convertible Notes Payable

            RELATED PARTIES

            Former CEO                                   40,000
            Former officer/wife of former CEO           250,400
            Private investment company                  318,186
                                                       --------
                                                      $ 608,586
                                                       ========

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

               OTHER LENDERS

               Notes payable in the amount of $290,000 bearing interest at 10% per annum, currently in default. The notes are convertible into shares of common stock at the lower of various set conversion prices or at 90% of the average closing price of the common shares for the ten trading days preceding the date of conversion. In the event of conversion, certain of the note grants the holder an Option to purchase from one half to three quarters of an additional share of common stock, at a range between $0.12 to $0.18 per share, for each share acquired in the conversion. These options will expire 90 days from the effective date of a SEC stock registration.

                       Notes payable to existing option holders in the amount of $213,324, of which $163,186 are to the private investment company included above in related parties, bear interest at 10% per annum, and mature March 2003. The notes are convertible into shares of common stock at 100% of the closing price of the common shares. For each share of common received by conversion of these notes the option holdings will be reduced by one share.



            B. Other Current Debt

            Related parties

           Unsecured non-interest bearing advances from the
            Company's Director Mr. Bridges; due on demand          3,717
           Unsecured non-interest bearing advances from the
            Company's Director Mr. Bridges; due on demand         40,000
                                                                 --------
                                                                $ 43,717
                                                                 ========
            Other lenders

           Notes payable - investors; non-interest
            bearing, currently in default                       $234,209
                                                                ========

NOTE G -    LONG-TERM DEBT

               Note in the amount of $51,069 of which $39,069 is long-term, payable to the Seafarers Union for dues in arrears; monthly payments of $1,000 due through October 2006.Interest is payable at 5% per annum.

               Various notes payable in the amount of $1,154,816 of which $872,254 is long-term; collateralized by transportation equipment; interest payable at rates between 5% to 18%; monthly payments vary and are due through February 2004.

               Notes payable, related parties in the amount of $632,224; (principal of $475,000 plus accrued interest of $157,224). Interest accrues at a rate of 10% per annum and due December 31, 2004.

               Maturities of long-term debt are as follows:

                    Year ending
                    December 31,

                     2003               $  294,562
                     2004                1,087,886
                     2005                  420,662
                     2006                   35,000
                     Thereafter               -


NOTE H -    COMMITMENTS

               EMPLOYMENT AGREEMENT

               On October 1, 2002, the Company entered into a new employment agreement with its President. This agreement provides for annual compensation of $84,000. In addition, the President is eligible for an incentive bonus. The bonus is in the form of stock cash and options. The incentive bonus is based upon performance related to sales increases of NYCH. This agreement is for a period of one year and is automatically renewable for one year at the option of the parties.


               UNION AGREEMENT

               On August 1, 2001 the Company entered into a long-term union contract with the Seafarers International Union of North America. The contract expires July 31, 2005 but is automatically renewed for one-year periods unless either party submits sixty-day written notification. Under the contract the Company is required to pay health benefits for all its union employees at the rate of approximately $540 per person. (At December 31, 2002 the Company had four (4) union employees.)

               LEASE COMMITMENT

               The lease portion of the 2003 Agreement signed with Conrail (see Note B) provides a 20-year land lease, with a 10 year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. The agreement contains rent concessions early in the lease term then bases at $135,000 annually in 2008.

                       In February 2001 both the Company and Conrail Shared Assets Operation ("CSAO"), the successor to Conrail, submitted its appraisal of the fair market rental value of the property in accordance with the terms and conditions of the lease agreement. Based upon different interpretations of the rent calculation per the lease agreement, CSAO contends that the Company has a rent arrearage of approximately $1,800,000. Based upon the Company's legal counsel's interpretation of the rent calculation, rent arrearages total approximately $129,494. Such amount has been accrued at December 31, 2002. At

December 2002, the Company and Conrail entered into a settlement agreement on alleged rental amounts owed under the lease and entered into a new 20-year lease with an optional 10-year extension. This lease also grants an option whereby the Company may increase its rental property by approximately 5 additional acres. If chosen this option will increase the annual rental by the Company 25%. Per the settlement agreement the company has submitted its rental credit request and is awaiting final approval on the credits.

               Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in no deferred rent liability as of December 31, 2002.

                       Estimated future rents payments utilizing the straight-line basis under this lease as of December 31, 2002 are as follows:

                     Year ending
                     December 31,

                        2003         $ 119,000
                        2004           119,000
                        2005           119,000
                        2006           119,000
                        2007           119,000
                        Thereafter   2,025,000
                                     ---------
                                    $2,620,000
                                     =========

               NYCH leases its Bush Terminal property in Brooklyn, New York from the Economic Development Corporation of New York City on a month-to-month basis at $2,200 per month. (See Note H).

               Aggregate rent expense for the year ended December 31, 2002 and 2001 was $26,400 and $51, 270, respectively.

               OTHER COMMITMENTS

               The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property, which is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Preliminary negotiations are underway between the Company's representatives, the New York City Real Estate Tax Assessor, and the Corporation Counsel's office. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $518,700, representing the tax due on the Bush Terminal property, the only parcel currently used in the rail operations. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount.

               The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement the Company has recorded a liability on its books of approximately $476,390 for these real estate taxes. The Company is working to resolve this dispute.

NOTE I -    LEGAL MATTERS

                  On November 19, 1998, the City of New York filed a lawsuit entitled "the City of New York v. New York Cross Harbor Railroad Terminal Corp., Robert R. Crawford and New York Regional Rail Corporation". United States District Court Southern District of New York case no. 98 Civ. 7227, against the Company and Robert Crawford, the Company's former President, for the purpose of recovering the cost of the removal and cleanup of certain hazardous substances and petroleum at the Company's Bush Terminal facility. The suit alleges that certain parties were instructed by the Company to dispose of hazardous and toxic materials in an illegal manner. The plaintiff is seeking recovery of approximately $700,000, which it claims to have spent on the investigation and cleanup of the alleged disposal, as well as all future investigation and cleanup costs, and the cost of this litigation. The Company intends to vigorously defend this action. The lawsuit is presently in the final stages of discovery. No provision has been made in the financial statements related to this matter.

                  On November 2, 2001, NYCEDC filed an adverse abandonment petition with the Surface Transportation Board against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York seeks to remove NYCH, from Bush Terminal yard in Brooklyn, NY. The reasons stated within the City's STB filing are (i) the Company's financial condition, specifically that it has had late fees on rent since 1995 of over $20,000,(ii) the alleged dumping of pesticides and oil on the Bush Terminal property by Robert Crawford, which is the subject of ongoing litigation and (iii) ongoing failure to install a properly working sprinkler system at the Bush Terminal office building. However, if the decision is appealed, the process could ake an additional year. If the ruling of the STB is adverse to the Company it is the Company's intention to immediately appeal the decision and during the appeal process, request a stay of judgment. The Company intends to vigorously defend this action. In March 2002, the City of New York, with the Company's consent, requested that the STB hold the proceeding in abeyance for 60 days while the parties engage in discussions to resolve the matters. This abeyance was granted by the STB. On October 31, 2002 the City requested that the STB grant the application for abandonment. On January 31, 2003 the Company requested additional time as negotiations were proceeding on a lease for use of the float bridges at 65th Street Intermodal Yard. As of April 14, 2003 no ruling has been issued.

                  Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of NewYork, County of Kings, Index no. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that Crawford did not pay them. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in the subsidiary (NYCH) and unspecified monetary damages to be determined by the court. The term "restoration of their equitable interest" is the exact wording used in the "claim for relief" section of the complaint. The term is not defined within the complaint. The Company intends to vigorously defend this action. The Company has satisfied its retained portion of the costs of this litigation, any additional costs will be borne by the Company's insurance carrier.

                  Ben-Ami Friedman v NYCH, CH Partners, a Limited Partnership. Supreme Court, New York County Index No. 602932/96. The suit alleges breach of employment agreements in 1990, 1991 and 1994 and is seeking $261,390. After a lengthy pause in its prosecution of this lawsuit the plaintiff has re-commenced documentation discovery activity. Depositions have yet to be scheduled The Company intends to vigorously defend this action. The ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this matter.

                  New York Cross Harbor Railroad Terminal Corp. v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross Harbor Terminal Corp., Superior Court of New Jersey. These two related matters concern the Company's intermodal operations in Jersey City and the recent land filling and leveling activities. Jersey City seeks an injunction alleging a public nuisance and violations of certain environmental statutes including the New Jersey Solid Waste Management Act. Both matters continue to be litigated with NYCH vigorously defending the affirmative claims of Jersey City and in pursuing counterclaims for various causes of action. NYCH's attorneys are of the position that the claims of Jersey City are without merit and believes there to be a significant likelihood of success in these matters.

                  The Company is also a party to routine claims and suits brought against it in the ordinary course of business. Some of these matters are covered by insurance. In the opinion of management, the outcome of these claims is not expected to have a material adverse effect on the Company's business, financial condition, or results of operations.

                  In April 2002, the Company entered into an agreement with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation. All payments will be applied to the amounts owed to PANYNJ by virtue of their judgments. As of December 31, 2002, this amount is estimated to be $375,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement.


                  Platinum Funding Corp. ("Platinum") v. New York Regional Rail, New York Cross Harbor Railroad Terminal Corp. and CH Partners, Inc., Superior Court of New Jersey, Law Division, Bergen County Docket No.: BER-L-10413-98 on December 24, 1998. Its former factoring agent named the Company in a lawsuit for approximately $250,000. The balance resulted from a dispute involving a factoring agreement, which the Company entered into in December 1995. The arrearage represents a combination of uncollected accounts receivable, factoring fees and fees charged due to the Company's inability to meet certain predetermined minimum factoring levels. In March 1999, the case was dismissed. In December 1999, the Company entered into an agreement whereby the Company issued 300,000 shares of its common stock into escrow in the name of Platinum. These shares were to be registered and sold on behalf of Platinum until $250,000 was attained from said sale. Any unsold balance of the 300,000 shares would be returned to treasury. If the proceeds of $250,000 were not attained, the Company would issue additional shares to be registered and sold until the total proceeds to Platinum would be $250,000. The Company has been unable to register these shares for sale and they still remain in escrow. Platinum refiled the lawsuit in October 2000. In June 2001, they received a judgment in the amount of $250,000 plus interest, which the Company appealed. In December 2001, the Company lost this appeal. In March 2002, NYCH's bank account was the subject of a levy by Platinum. In September 2002, the Company entered into a settlement agreement with Platinum. Under the agreement Platinum was paid eighty-five thousand dollars ($85,000) upon signing, plus the release of the 300,000 shares of NYRR common stock held in escrow plus an additional 250,000 shares of treasury stock and $3,000 paid monthly for 33 months with a final payment of $4,000 in month
34. The initial payment of $85,000 was made upon execution of the settlement. The Company is current on all payments under this settlement.

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

                       In September 2002, $33,729 principal balance of convertible notes plus accrued interest were converted into 393,305 shares of common stock at $.09 per shares, which was the closing price of the common stock.

                       On June 30, 2002, approximately $146,000 of accrued legal fees was converted into 1,220,033 shares of common stock valued at $97,602 the fair value of the stock at date of issuance.

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

                       In September 2002, the Company received donated treasury stock of 250,000 shares of the common stock, which was then reissued in settlement of the Platinum Funding lawsuit. (See Note I of the Financial Statements for further information.)

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

               During 2002, the Company granted options to purchase 30,000 shares of common stock an employee of the Company. The options are exercisable at per share prices ranging from $.088 to $.066 per share, which was the 110% of the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These options vest immediately from the date of grant.

               During 2001, the Company granted options to purchase 67,862 shares of common stock to certain employees of the Company. The options are exercisable at per share prices ranging from $.16 to $.19 per share, which was the fair market value of the common stock at the grant date, these options expired unexercised. Accordingly, under APB 25, no compensation expense was recognized. These options vest immediately from the date of grant.

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

                                            Years Ended December 31,
                                                2002        2001
                                                -----      ------

                  Expected dividend yield          0%         0%
                  Risk-free interest rate          3%         3%
                  Annualized volatility           25%        25%
                  Expected life, in years          1          1

               Stock option activity for the years ended December 31, 2002 and 2002 is summarized as follows:

                                          Number of     Weighted average
                                           shares        exercise price
                                          --------      ----------------
   Outstanding at December 31, 2000      12,312,524           0.19
              Granted                       388,044           0.46
              Exercised                       (-)             0.00
              Canceled                   (2,432,135)          0.32
                                         -----------          ----
   Outstanding at December 31, 2001      10,268,433          $0.17
              Granted                     7,222,136           0.14
              Exercised                       (-)             0.00
              Canceled                     (461,367)          0.14
                                         -----------          ----
  Outstanding at December 31, 2001       17,029,202           0.16
                                         ==========          =====

               The following table summarizes the Company's stock options outstanding at December 31, 2002:

                    Options outstanding                   Options exercisable
                   -----------------------                -------------------
                                 Weighted     Weighted                  Weighted
                                  average     average                   average
    Range of                     remaining    exercise                  exercise
 exercise price      Number        life (1)    price        Number       price
----------------    ---------    ----------   --------    ----------    -------

     $ 0.12         9,031,764         1        $ 0.12     9,031,764     $  0.12
       0.15           550,000         1        $ 0.15       550,000     $  0.15
       0.18         6,150,229         1        $ 0.18     6,150,229     $  0.18
       0.20           800,000         1        $ 0.20       800,000     $  0.20
       0.25           287,360         1        $ 0.25       287,360     $  0.25
       0.60           209,850         1        $ 0.60       209,850     $  0.60
                   -----------                 ------     ----------    --------
                   17,029,202                  $ 0.16    17,029,202     $  0.16
                   ===========                 ======    ==========     ========


               (1) The Company used the "Weighted average remaining life" of 1 year for purposes of this table, however the terms for the expiration of the majority of all options is 90 days after the effective registration of the securities underlying the options.

               The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for employee and director stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have effected in the following way. In 2001, net loss would have increase from reported by $1,524 and by $0 in 2002.

NOTE K -    INCOME TAXES

               The Company has not recorded any provision for federal and state income taxes through December 31, 2002. The actual tax expense for 2002 and 2001 differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to income before income taxes) as follows:

                                                     2001        2002

                Computed "expected" tax benefit    $(293,000)  $(17,000)
                State income tax benefit, net of
                 federal income tax benefit          (83,000)   ( 3,000)
                Change in valuation allowance
                 for deferred tax assets allocated
                 to income tax expense               376,000      20,000
                                                    ---------   ---------
                                                   $     -     $    -
                                                    =========   =========


               The sources and tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 2002 are as follows:

                  Net operating losses                     $ 3,732,000

                  Valuation allowance                       (3,732,000)
                                                          -------------
                  Total deferred tax asset                 $     -
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

               The following tables provide summarized information concerning the Company's reportable segments.



                                     Railroad         Trucking
                                    Operations       Operations       Total
                                  ---------------    ------------  ------------
Year ended December 31, 2002

  Operating revenues               $  1,685,899      $ 3,745,972   $ 5,431,871

  Gross profit                        1,090,655          636,655     1,727,310

  Segment (loss)                       (126,231)          74,704       (51,527)

  Interest expense                      109,498          102,233       211,731

  Depreciation and                      288,886          307,578       596,464
   amortization



Year ended December 31, 2001

  Operating revenues               $    1,305,375    $ 2,984,365   $ 4,289,740

  Gross profit                            516,457        166,379       682,836

  Segment (loss)                         (616,765)      (220,312)     (837,077)

  Interest expense                        100,542       106,538        207,080

  Depreciation and                        283,446       290,894        574,340
   amortization

               MAJOR CUSTOMER

               As of December 31, 2002, sales to the following customers accounted for more than 10% of the Company's revenues from operations.

                                                      Year ended December 31,
                                                      -----------------------

                                                           2002      2001
                                                          ------    ------
                   Waste Management                         *        15%
                   Construction Demolition Recycling        2%       18%
                   Republic Services                        4%       11%
                   Transload Services                      10%       n/a
                   Unified Services (1)                    45%       11%

               (1) Unified Services began to transport freight via the Company in August 2001.

               * Less than 1%

NOTE M -    SUBSEQUENT EVENTS

            On March 7, the Company entered into a payment agreement with the law offices of Kenneth Wasserman, who represents NYRR and NYCH in various legal matters. The terms of the payment agreement was that all invoices prior to February 1, 2003, approximately $81,000, was exchanged for 800,000 shares of restricted common stock of NYRR a $10,000 immediate cash payment and four (1) $1,000 payments over a two month period. The closing price of the Company's common stock on March 7, was $.053 per share.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

In May 2002, the Company changed its accountants to Sherb & Company, LLP. During the Company's two most recent fiscal years, the Company did not have any disagreements with its accounts, Feldman Sherb & Company, P.C. (See Form 8-K - filed September 30, 2002, with date of report of May 11, 2002, incorporated by reference for further detail concerning changes in and disagreements with accountants).
                                    PART III

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

Set forth below is certain information concerning the management of the Company:

      Name                   Age       Position

      Ronald W. Bridges       54       Director
      Darryl Caplan *         39       VP of Corporate Affairs and a Director
      Joel Marcus             60       Chief Financial Officer and a Director
      Sabato Catucci          63       Director, Chairman of the Board
      Gordon Kuhn             51       Director
      Wayne A. Eastman        51       President


* In January 2002, Mr. Caplan resigned as an officer, director and corporate counsel of the Company.

     Ronald W.  Bridges was the  President of the Company  from  September
2000 until his retirement in October 2002. From October 2001, Mr. Bridges was the C.E.O. until his retirement in October 2002. Since October 2001, Mr. Bridges has been a director of the Company. Between May 1999 and September 2000, Mr. Bridges was an independent consultant to numerous transportation companies. Mr. Bridges served as Conrail's Assistant Vice President, Forest and Manufactured Goods Business Group, from April 1994 until his retirement in May 1999.

     Joel Marcus, CPA, has been an officer and director of the Company since June 2000. Mr. Marcus has been self-employed as a certified public accountant since 1974.

     Sabato Catucci has been a director of the Company since July 1999. Mr. Catucci also serves as the Chairman of the Company's Board of Directors. Mr. Catucci is the founder of American Warehousing and American Stevedoring ("American") and has been American's Chief Executive Officer since 1965. American currently runs the Redhook Marine Terminal for the City of New York and The Port Authority of NY/NJ, as well as the majority of the piers on the Brooklyn waterfront. American's piers are the world's largest cocoa port and are actively engaged in the movement of containerized freight. Mr. Catucci is one of the persons responsible for establishing the New York Task Force on Port, Rail and Industrial Development. He sits on the Advisory Committee of the New York City Economic Development Corporations Cross Harbor Major Investment Study
(MIS).

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

     Wayne A. Eastman was Chief Operating Officer of the Company's rail subsidiary, (NYCH), from October 2001 until his appointment as President of NYRR in October 2002. From September 2000 until October 2001, Mr. Eastman served as NYCH's Vice President of Operations. Mr. Eastman was the District Superintendent of Conrail's Oak Island Terminal and Yard Operations in Newark, NJ from 1998 to 2000. From 1987 To 1988 Mr. Eastman was superintendent of two regional railroads in the Midwest. Between 1969 and 1987 Mr. Eastman held various positions with the Illinois Central Railroad.

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

     The Board does not currently have a standing nominating or executive committee or any committee or committees performing similar functions, but acts, as a whole, in performing the functions of such committees. The Board's compensation committee during the year ended December 31, 2002, consisted of Mr. Mr. Marcus and Mr. Catucci. A member of a Committee may be removed at any time by action of the Board of Directors. The Board's audit committee during the year ended December 31, 2002, consisted of Mr. Mr. Marcus and Mr. Bridges. A member of a Committee may be removed at any time by action of the Board of Directors.


Item 10. Executive Compensation

     The following table sets forth in summary form the compensation received by
(i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years indicated.

                                                        Other       Restricted
       Name and                                         Annual        Stock      Options
       Principal          Fiscal    Salary     Bonus  Compensation    Awards     Granted
       Position            Year       (1)       (2)      (3)           (4)         (5)
       ----------         ------    ------     -----    ------       -------     -------

       Ronald Bridges,     2002    $108,000     --       --             --         --
       President           2001    $ 92,000   $8,931     --             --       $ 454
       September 2000,     2000    $ 28,000     --       --             --         --
       C.E.O. October
       2001 until
       October 2002.

       Wayne Eastman,      2002    $ 21,000     --       --             --         --
       President Since
       October 2002


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

          (4) The dollar value of any stock awards granted to the employee.

          (5) Black-Scholes value of 17,862 options granted to Mr. Bridges in September 2001 as a result of his employment agreements.

* Mr. Eastman became President October 2002 and has an annual salary of $84,000.


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

           STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2002

                      Number of
                      securities      % of Total
                      underlying    Options Granted   Exercise
                      Options to     Employees in     Price Per   Expiration
    Name               Granted       Fiscal Year      Share        Date
    -------           ----------     -------------   ----------   --------
    Joel Marcus (A)     10,000           33  %         $.088        4/03
    Joel Marcus (A)     10,000           33  %         $.077        5/03
    Joel Marcus (A)     10,000           33  %         $.066        5/03



           STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2001

                       Number of
                       securities     % of Total
                       underlying   Options Granted   Exercise
                       Options to     Employees in    Price Per   Expiration
    Name                Granted       Fiscal Year      Share        Date
    -------           ----------     -------------   ----------   --------
    Ronald Bridges      17,862           26%           $0.19       9/1/2002
    Wayne Eastman       25,000           37%           $0.16      4/18/2002
    Wayne Eastman       25,000           37%           $0.16      9/17/2002


A. For each of the three months ending December 31, 2002, for performing accounting and bookkeeping services Mr. Marcus received 10,000 stock purchase options, under the Company's qualified plan, and $500, which accrues and can only be used to exercise these options. The options are exercisable at various prices between $.088 and $.066 per share, (which was 110% the market price of the Company's common stock on the date of each grant). These options expire six months after grant.

  The following tables set forth information concerning the options granted, during the fiscal years ended December 31, 2002, to the Company's present officers and directors during the year, and the value as of December 31, 2002 of all unexercised options (regardless of when granted) held by these persons. In each case the exercise price of the option was greater than or equal to the market price of the Company's common stock on the date the option was granted. The options listed below were granted pursuant to the Company's incentive or non-qualified stock option plans.

                                          Underlying
                                          Unexercised      Value of Unexercised
                 Shares              In-the-Money Options  In-the-Money Options
               Acquired on   Value       Exercisable/          Exercisable/
Name            Exercise    Realized     Unexercisable         Unexercisable
                   (1)         (2)            (3)                    (4)
------------   ---------    -------- -------------------- ---------------------
Joel Marcus         --          --         30,000/--        $       0/--


          (1) The number of shares of common stock received upon exercise of options during the fiscal year ended December 31, 2002.

          (2) With respect to options exercised during the Company's fiscal year ended December 31, 2002 the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

          (3) The total number of unexercised options held as of December 31, 2002, separated between those options that were exercisable and those options not exercisable.

          (4) For all unexercised options held as of December 31, 2002, the excess of the market value of the stock underlying those options (as of December 31, 2002) and the exercise price of the option.

EMPLOYMENT CONTRACTS

  On October 1, 2002, the Company entered into a new employment agreement with its President, Wayne Eastman. This agreement provides for annual compensation of $84,000. In addition, he is eligible for incentive bonus. The bonus is in the form of stock options. The incentive bonus is based upon performance related to sales increases of NYCH. This agreement is for a period of one year and is renewable for one year upon mutual agreement.


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

  Except as disclosed elsewhere in this 10-KSB, no director of the Company received any form of compensation from the Company during the year ended December 31, 2002.

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

Other Information Regarding the Plans.

 The Plans are administered by the Company's Compensation Committee ("the Committee"), each member of which is a director of the Company. As of March 31, 2003, the Compensation Committee was made up of Joel Marcus and Sal Catucci. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

 In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Committee administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee, payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Committee.

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

Summary.

 The following sets forth certain information, as of December 31, 2002, concerning the stock options and stock bonuses granted by the Company and the remaining Options/Shares that can be issued under the respective plans. Each option represents the right to purchase one share of the Company's common stock.

                            Total       Shares
                            Shares     Reserved for    Shares     Remaining
                           Reserved   Outstanding    Issued as  Options/Shares
 Name of Plan            Under Plans    Options     Stock Bonus   Under Plans
 -------------           -----------  -----------   -----------  ------------
 Incentive Stock Option
  Plan                    2,000,000      30,000         N/A        1,782,138
 Non-Qualified Stock
  Option Plan             2,000,000        --           N/A        2,000,000
 Stock Bonus Plan         1,000,000        --           --           833,335


Item 11.   Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 31, 2003(except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share.

      Share Ownership Assuming Exercise or Conversion of all Notes, Preferred Shares, Options.
                                    Shares of
Name                                Common Stock            Percent of Class

Ronald Bridges                        100,000                     *
Wayne Eastman                         110,000                     *
Joel Marcus                            30,000                     *
Sabato Catucci                          --                        --
Gordon Kuhn                             --                        --
Citrus Springs Trust               31,738,256                   17.3%
John Marsala                       25,701,649                   12.7%
Steven Hirsch (1)                  13,108,047                    6.9%

All Officers and Directors
  as a Group (five persons)           240,000                    *

*    Less than 1%

          (1) Includes shares held by CCC Financial, Inc. and the Hi-Tel Group, Inc., corporations controlled by Mr. Hirsch.


Item 12.  Certain Relationships and Related Transactions.

As of December 31, 2001, legal fees of approximately $146,000 were due and owing to Mr. Caplan's law firm. In January 2002, the Company entered into an agreement whereby the Company would pay all future legal fees and $1,220 monthly in interest on the prior balance. On June 30, 2002, approximately $146,000 of accrued legal fees was converted into 1,220,033 shares of common stock.

On February 21,2002, $18,733 principal balance of convertible notes plus accrued interest were converted into 655,741 shares of common stock, upon conversion the holder received an option to purchase an additional 685,381 shares at $.12 per share. Also on February 21, 2002, $60,000 in principal balance of the Preferred "C" stock plus accrued interest of $86,301 was converted into 4,358,099 shares of common stock. Upon conversion the holder received an option to purchase an additional 4,555,085 shares at $.12 per share. (See Note F - "SHORT-TERM DEBT", Note J - "Preferred STOCK").

During the year ended December 31, 2002, Ronald Bridges, the Company's President and C.E.O., made short-term loans to JST and NYCH for cash flow purposes. These loans were later repaid from working capital. At December 31, 2001, the loan balance due to Ronald Bridges was approximately $3,000. Mr. Bridges also purchased a tractor used in the Company's operation, which he sold to the Company for $48,000 payable $6,000 per month. Mr. Bridges purchased this tractor for $44,000. On this purchase at December 31, 2002, the Company owed Mr. Bridges $33,000. Also at December 31, 2002 the Company owed Mr. Bridges' company, Blue Ribbon Group, $40,000 for accrued compensation. Mr. Bridges also purchased a two
(2) trailers used in the Company's operation, which he bought for $40,000 and sold to the Company for $40,000. This loan has been fully repaid.

Beginning October 1, 2002, for performing accounting and bookkeeping services. Mr. Marcus, monthly will be granted 10,000 stock purchase options, under the Company's qualified plan, and will also have accrued $500 per month. This accrual can only be used to exercise granted options. The options will be granted on the first day of each month in which Mr. Marcus remains the Company's Chief Financial Officer at 110% of the closing price of the Company's common stock. These options will expire six months after grant.

Item 13.  Exhibits and Reports on Form 8K

(a)      Exhibits


Exhibit 99.1    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by Wayne Eastman, President * Filed Herewith


Exhibit 99.2    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by Joel Marcus, Chief Financial Officer * Filed Herewith


(b)      Reports on Form 8K

         Form 8-K "Item 4. Changes in Registrant's Certifying Accountant" filed September 30, 2002, with date of report of May 11, 2002.

Item 14. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 14, 2003 by the undersigned, thereunto duly authorized.


                                           New York Regional Rail Corp.



                                           /s/ Wayne A. Eastman, Jr.
                                           --------------------------
                                               Wayne A. Eastman, Jr.
                                               President



                                           /s/ Joel Marcus
                                           --------------------------
                                               Joel Marcus
                                               Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




     Signatures                     Title                   Date
     -----------                -------------             --------

/s/ Ronald W. Bridges         Director                April 14, 2003
-----------------------


/s/ Gordon Kuhn               Director                April 14, 2003
----------------------


/s/ Sabato Catucci            Director                April 14, 2003
----------------------


/s/ Joel Marcus               Director                April 14, 2003
---------------------

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Wayne Eastman, certify that:

1. I have reviewed this annual report on Form 10-KSB of New York Regional Rail Corporation;

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

Date: April 16, 2000

/s/ Wayne Eastman
--------------------
    Wayne Eastman
    President

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Joel Marcus, certify that:

1. I have reviewed this annual report on Form 10-KSB of New York Regional Rail Corporation;

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

Date: April 16, 2003

/s/ Joel Marcus
---------------------------
    Joel Marcus
    Chief Financial Officer