Form 10QSB
period 2003-03-31
NEW YORK REGIONAL RAIL CORP
filed 2003-05-19
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2003


                        Commission file number: 000-28583


                       NEW YORK REGIONAL RAIL CORPORATION
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)



                    DELAWARE                              13-3081571
          ------------------------------               -------------------
         (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)               Identification No.)




                        4302 First Ave Brooklyn, NY 11232
          (Address of principal executive offices, including zip code)



                                 (718) 788-3690
                           (Issuer's telephone number)






There were 188,063,620 shares of the Registrant's Common Stock outstanding as of May 19, 2003.

                                     INDEX
                                                                    Page
Part  I:  Financial Information

Item 1.   Financial Statements:

Unaudited Consolidated Balance Sheet - as of March 31, 2003           3

Unaudited Consolidated Statements of Operations,
Three Months Ended March 31, 2003 and March 31, 2002                  4

Unaudited Consolidated Statements of Cash Flows,
Three Months Ended March 31, 2003 and March 31, 2002                  5

Notes to Consolidated Financial Statements                           6-7

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                          8-11


Item 3.  Controls and Procedures                                      11


Part II:  Other Information                                           12

 Item 1.  Legal Proceedings                                           12

 Item 2.  Changes in Securities                                       12

 Item 3.  Defaults Upon Senior Securities                             12

 Item 4.  Submission of matters to a vote
           of Security Holders                                        12

 Item 5.  Other Information                                           13

 Item 6.  Exhibits and Reports on Form 8-K                            13

Signatures                                                            13

Certification Pursuant to Section 302 of the
 Sarbanes Oxley Act of 2002                                         14-15

               NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003

                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:
 Cash                                              $    15,462
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $227,058                 1,043,622
 Prepaid expenses and other current assets              49,483
                                                    -----------
  TOTAL CURRENT ASSETS                               1,108,567

PROPERTY AND EQUIPMENT, net                          3,507,094

OTHER ASSETS                                           450,524
                                                    -----------
                                                   $ 5,066,185
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses             $ 1,801,071
 Notes payable and
  current maturities of long term debt               1,503,160
 Payroll and payroll taxes payable                   1,083,654
                                                    -----------
         TOTAL CURRENT LIABILITIES                   4,387,885
                                                    -----------

DEFERRED REVENUE                                        77,500
LONG TERM DEBT, NET OF CURRENT MATURITIES            1,527,848
MINORITY INTEREST                                       12,242
DEFERRED RENT PAYABLE                                   22,188
TEMPORARY EQUITY                                     1,512,500

STOCKHOLDERS' DEFICIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 188,063,620 shares             18,806
 Series C Convertible Preferred Stock,
  $.001 par value, 500,000 shares authorized;
  440,000 shares issued and outstanding                440,000
 Additional paid-in capital                         13,148,796
 Accumulated deficit                               (16,081,580)
                                                    -----------
 TOTAL STOCKHOLDERS' DEFICIT                        (2,451,790)
                                                    -----------
                                                   $ 5,066,185
                                                   ============

    The accompanying notes are an integral part of the financial statements.

                       NEW YORK REGIONAL RAIL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three Months Ended March 31,
                                   ----------------------------------
                                       2003                2002
                                   ----------------------------------

OPERATING REVENUES                $   1,289,709     $   1,104,253

OPERATING EXPENSES                      855,848           797,448
                                    -------------      -----------
GROSS PROFIT                            433,861           306,805

ADMINISTRATIVE EXPENSES                 464,327           301,400
                                    -------------      -----------
INCOME (LOSS) FROM OPERATIONS           (30,466)            5,405

INTEREST EXPENSE                         52,939            56,502
                                    -------------      -----------
LOSS BEFORE
MINORITY INTEREST                       (83,405)          (51,097)

MINORITY INTEREST
IN INCOME OF SUBSIDIARY                  (7,603)             -
                                    -------------      -----------
NET LOSS                                (75,802)          (51,097)

DEEMED PREFERRED STOCK DIVIDEND          11,000            11,567
                                    -------------      -----------
LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                     $     (86,802)          (62,664)
                                    =============      ===========

LOSS PER  COMMON SHARE
 - BASIC AND DILUTED              $       (0.00)     $      (0.00)
                                    =============      ===========

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES             183,337,109       175,856,656
                                    =============      ===========


    The accompanying notes are an integral part of the financial statements.

                       NEW YORK REGIONAL RAIL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2003           2002
                                                    ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $    (75,802)   $  (51,097)
                                                         ---------     ---------
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization                             146,936       134,126
Non-cash compensation                                      42,399          -
Bad debt expense                                             -            5,000
Gain on exchange of fixed assets                           (4,595)      (29,234)
Minority interest in subsidiary earnings                   (7,603)         -

Changes in operating assets and liabilities:
Increase in accounts receivable                           (52,477)     (160,683)
(Increase)/decrease in current assets                     (11,934)        8,775
(Increase)/decrease in other assets                       (69,353)       (2,250)
Increase in accounts payable                               (6,061)       77,021
Increase in accrued expenses                              101,858         2,442
Increase in payroll taxes payable                          17,462        41,730
Increase/(decrease) in deferred rent                     (107,306)        6,217
Decrease in deferred revenue                               (2,500)         -
                                                         ---------     ---------
                                                           46,826        82,844
                                                         ---------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (28,976)       31,747
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (9,962)      (61,006)
                                                         ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                      (9,962)      (61,006)
                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                               (31,748)      (23,082)
 Proceeds from other current debt related party              -           52,142
                                                         ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (31,748)       29,060
                                                         ---------     ---------
NET DECREASE IN CASH                                      (70,686)         (199)

CASH - BEGINNING OF PERIOD                                 86,148        22,568
                                                         ---------     ---------
CASH - END OF PERIOD                                     $ 15,462     $  22,369
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003 are included.

The results of operations for the three month period ended March 31,2003 are not necessarily indicative of the results to be expected for the full year.


                                                     Number of Shares
                                                     Issued and
                                    Authorized       Outstanding       Amount
                                    ----------       -----------      --------
Preferred C                            500,000          440,000        440,000
Common $.0001 par value            200,000,000      188,063,620         18,806


On February 7, 2003, two unrelated third parties converted $21,257 of principal and interest into 342,860 shares of common stock at a conversion price of $.062 per share, which was the closing price of the common stock on that date.

On March 7, 2003, approximately $67,000 of accrued legal fees was converted into 800,000 shares of common stock, on that date the closing price of the common stock was $.053.

On March 29, 2003, three unrelated third parties converted $15,587 of principal and interest into 311,745 shares of common stock at a conversion price of $.05 per share, which was the closing price of the common stock on that date.

On March 29, 2003, a principal stockholder converted $187,146 of principal and interest into 3,742,914 shares of common stock at a conversion price of $.05 per share, which was the closing price of the common stock on that date.

On March 31, 2003, Joel Marcus, the Company's CFO, exercised 43,225 warrants granted in accordance with the terms of his employment agreement. The warrant exercise prices varied from $.066 per share to $0.88 per share. Mr. Marcus exercised these warrants using $3,000 of accrued consulting fees.

The sale of these securities was exempt from the registration requirements of the Security Act of 1933 as amended ("the Act") pursuant to Section 4 (2) thereof. The shares issued in these transactions were acquired for investment purposes only and without a view to distribution. The persons that acquired these shares were fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own accounts. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 promulgated under the ACT. No underwriters were used and no commissions were paid in connection with the issuance of these shares.


CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. Management believes the application of these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.

3.  LEGAL MATTERS AND OTHER CONTINGENCIES

        On May 9, 2003, the Surface Transportation Board ("STB") granted the request of the City of New York's Economic Development Corporation for adverse abandonment of tracks and facilities, inclusive of the float bridge at Bush Terminal in Brooklyn, NY. The Company reported revenue of $5,431,871 for the year ended December 31, 2002. Of such revenue approximately $786,000 was attributable to the use of its Bush Terminal facility in Brooklyn, NY. The Company intends to appeal the ruling and request a stay of the decision.

Please see the Company's annual report on Form 10-KSB for year ended December 31, 2002 for further information on legal matters and other contingencies.

4.  SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.


                                  Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of March 31, 2003
------------------------
Segment assets                  $ 3,442,145      $ 1,625,040         $5,066,185

Three months ended March 31, 2003
-----------------------------------
Operating revenues              $   425,541      $   864,168         $1,289,709
Gross profit                        298,519          135,342            433,861
Segment profit (loss)               (60,286)         (15,516)           (75,802)
Interest expense                     28,011           24,928             52,939
Depreciation and amortization        60,264           86,672            146,936



                                   Railroad         Trucking             Total
                                -------------   ---------------      -----------
As of March 31, 2002
-------------------------
Segment assets                   $3,451,937      $ 1,739,015         $5,190,952


Three months ended March 31, 2002
- ----------------------------------
Operating revenues               $  366,784       $  737,469         $1,104,253
Gross profit                        223,490           83,315            306,805
Segment profit (loss)               (83,463)          32,366            (51,097)
Interest expense                     33,394           23,108             56,502
Depreciation and amortization        58,344           75,782            134,126

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

RESULTS OF OPERATIONS

     The components of the Company's operating revenues and expenses by business segment during the three months ending March 31, 2003 were:

                                 Railroad        Trucking

Operating revenues              $ 425,541       $ 864,168
Operating expenses              $ 127,022       $ 728,826
Gross profit                    $ 298,519       $ 135,342


     The components of the Company's operating revenues and expenses by business segment during the three months ending March 31, 2002 were:

                                 Railroad        Trucking

Operating revenues              $ 366,784       $ 737,469
Operating expenses              $ 143,294       $ 654,154
Gross profit                    $ 223,490       $  83,315

     During the three months ended March 31, 2003, the Company had $1,289,709 in revenue compared to $1,104,253 in revenue during the corresponding quarter ended March 31, 2002, an increase of $185,456 or 16.8%. This increase was primarily due to the "Conrail Settlement" (see Part II Item 5 of this report), which resulted in $129,494 of other income, an increase of approximately $130,000 in trucking revenue, offset by reduced freight revenue due to a temporary stoppage by a significant customer.

     Operating expenses for the three months ended March 31, 2003 were $855,848 compared to $797,448 for the three months ended March 31, 2002, an increase of $58,400 or 7.32%. This increase in expense is primarily due to an increase in professional fees due to the cost of certain litigation. (See Part II Item 1 of this report and Company's annual report on Form 10-KSB for year ended December 31, 2002 for further information on legal matters and other contingencies.)

     Operating expenses as a percentage of operating revenues were 72.2% for the three months ended March 31, 2002. For the three months ended March 31, 2003, operating expenses decreased to 66.4% of operating revenues due to the "Conrail Settlement" (see Part II Item 5 of the report), which resulted in $129,494 of other income.

     Administrative expenses increased in the three months ended March 31, 2003, by $162,927. As a percentage of operating revenues, administrative expenses increased to 36.0% for the three months ended March 31, 2003, from 27.3% for the three months ended March 31, 2002. The increase of $162,927 is primarily from increased marine towing costs for rail operations caused by the unusually harsh winter, an increase in professional fees due to the cost of certain litigation and a non-cash deferred rent charge.

     Interest expense was $52,939 for the three months ended March 31, 2003, as compared to $56,502 for the three months ended March 31, 2002.

     The Company recognized a net loss for the three months ended March 31, 2003 of $75,802 versus a loss for the three months ended March 31, 2002 of $51,097, due to the factors listed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company reported net cash used in operating activities of $28,976, during the quarter ended March 31, 2003 compared to net cash provided by operating activities of $31,747 for the three months ended March 31, 2002.

     The Company reported net cash used in investing activities of $9,962, during the quarter ended March 31, 2003 compared to net cash used in investing activities of $61,006 for the three months ended March 31, 2002.

     The Company reported net cash used in financing activities of $31,748, during the quarter ended March 31, 2003 compared to net cash provided by financing activities of $29,060 for the three months ended March 31, 2002.

     The Company's working capital deficit on March 31, 2003 decreased by $123,506 to $3,279,318 from $3,402,824 on December 31,2002, primarily due to conversion of approximately $67,000 in legal fees and the conversion of convertible notes into equity.


As of March 31, 2003 the Company had the following current liabilities:

        Accounts payable and accrued expenses   $ 1,801,071

        Notes payable and current maturities
         of long-term debt                      $ 1,503,160

        Payroll taxes payable                   $ 1,083,654


     Accounts payable and accrued expenses include approximately $375,000 owed for accrued interest on convertible notes, and for accrued legal fees. The Company anticipates that most of the accrued interest and legal fees will be satisfied through the issuance of common shares.

     Accounts payable and accrued expenses also include $1,017,590 for accrued real estate taxes payable to New York and New Jersey.

     The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $526,200 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of May 15, 2003 this dispute has not yet been settled.

     The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $491,390 for these real estate taxes. The Company is working to resolve this dispute. As of May 15, 2003 this dispute has not yet been settled.

     The Company has an accrual for payroll taxes payable in the amount of $1,083,654. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes they are still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than amount, which it has accrued. As of May 15, 2003 this dispute has not yet been settled.

        Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. As of March 31, 2003, this amount is estimated to be $375,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement.

       The lease portion of the 2003 Agreement signed with Conrail (see Part II
Item 5 of this report and NOTE H - COMMITMENTS -" LEASE COMMITMENT" on
 Form 10KSB for year ended December 31, 2002 for further information) provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. The agreement contains rent concessions early in the lease term then the annual base rent $135,000 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a $22,188 non-cash deferred rent during the quarter ended March 31, 2003.

     There are administrative remedies available to the Company's creditors including, but not limited to, judgments, liens and levies, which can be placed on the Company's bank accounts. Historically, these remedies have been used by the creditors of the Company and have resulted in additional cash flow hardships for the Company. In March 2002, NYCH's bank account was the subject of a levy. There can be no assurance that any of these remedies may not be used in the future.

     There is approximately $1.4 million in convertible or related party debts. Holders of these debts have not demanded payment and it is expected that the majority of the convertible note holders will opt for conversion into the Company's common stock. Additionally, $342,986 of current maturities of long-term debt is primarily for equipment leases and is payable over 12 months; and $457,420 of trade payables are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations. The remaining liabilities are accruals for what the Company believes the liability for settlement of pending lawsuits could be. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $6 million, but management currently anticipates that these matters will be amicably resolved at a comparatively lower sum and further believes absent satisfactory resolution it would ultimately prevail in the judicial process.

     The Company's rail operations do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's rail operations have not been a source of liquidity. Until such time as the Company becomes profitable, the Company's continued operations will depend upon the availability of additional funding. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be able to obtain additional funding, if needed, or, if available, on terms satisfactory to the Company. There can be no assurance that the Company's rail operations will be able to generate sufficient revenues to be profitable.

     Long-range plans considered by management include application for low interest loans through the Federal Rail Administration ("FRA") for short-line railroad's and grants from New York and New Jersey State Department of Transportation.

     The Company has no commitments for capital expenditures over the next twelve months. The Company expects that any additional tractors or trailers required by JST can be acquired through capital leases or similar types of equipment financing. JS Transportation the Company's trucking operation has been able to arrange these types of financing since January of 2000.

Recent Accounting Pronouncements

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145") Rescission of FASB Statements Nos. 4, 44 and 64, Amendment to FASB Statement No. 13 and Technical Corrections, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement rescinded FASB Nos. 4 and 64 which required that all gains and losses from the extinguishment of debt be aggregated and, if material, be reported as an extraordinary item, net of related income tax effects. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections. Management does not believe that the adoption of this Statement will have a material effect on the Company's financial statements.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is not yet effective and the impact of adoption on the Company's financial position or results of operations has not been determined.

         In November 2001, the Emerging Issues Task Force reached a consensus to issue FASB Staff Announcement Topic No. D-103, which was re-characterized in January 2002 as EITF Issue No. 01-14, Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred. This consensus clarifies that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on the Company's results of operations.

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires the guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed under Stock Based Compensation.


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

        On May 9, 2003, the Surface Transportation Board ("STB") granted the request of the City of New York's Economic Development Corporation for adverse abandonment of tracks and facilities, including of the float bridge at Bush Terminal in Brooklyn, NY. The Company reported revenue of $5,431,871 for the year ended December 31, 2002. Of such revenue approximately $786,000 was attributable to the use of its Bush Terminal facility in Brooklyn, NY.

         The Company's operations at Bush Terminal in Brooklyn will continue until the effective date of the abandonment, which is currently anticipated to be June 11, 2003. The Company intends to vigorously appeal the ruling and request a stay of the decision. If the Company is granted the stay of the decision, the effective date of the abandonment will be postponed until the appeal is decided. The Company's transportation counsel believes that the Company has a good case on appeal and that the appeal process could last for up to a year.

         The Company's local operations in New Jersey, its shipside and dockside delivery, as well as its service to the Redhook Brooklyn cocoa port, will not be affected by the STB's adverse decision.

         The Company has submitted for approval a "Vendex" application required for negotiations with the City of New York's Economic Development Corporation for use of the City's float bridge facilities at the newly constructed 65th Street Rail Yard. If successful in these negotiations, the STB's ruling should have only a minor impact on the Company revenue.

Please see the Company's annual report on Form 10-KSB for year ended December 31, 2002 for further information on legal matter and other contingencies.

Item  2.   Changes in Securities:

On February 7, 2003, two unrelated third parties converted $21,257 of principal and interest into 342,860 shares of common stock at a conversion price of $.062 per share, which was the closing price of the common stock on that date.

On March 7, 2003, approximately $67,000 of accrued legal fees was converted into 800,000 shares of common stock, on that date the closing price of the common stock was $.053.

On March 29, 2003, three unrelated third parties converted $15,587 of principal and interest into 311,745 shares of common stock at a conversion price of $.05 per share, which was the closing price of the common stock on that date.

On March 29, 2003, a principal stockholder converted $187,146 of principal and interest into 3,742,914 shares of common stock at a conversion price of $.05 per share, which was the closing price of the common stock on that date.

On March 31, 2003, Joel Marcus, the Company's CFO, exercised 43,225 warrants granted in accordance with the terms of his employment agreement. The warrant exercise prices varied from $.066 per share to $0.88 per share. Mr. Marcus exercised these warrants using $3,000 of accrued consulting fees.

The sale of these securities was exempt from the registration requirements of the Security Act of 1933 as amended ("the Act") pursuant to Section 4 (2) thereof. The shares issued in these transactions were acquired for investment purposes only and without a view to distribution. The persons that acquired these shares were fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own accounts. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 promulgated under the ACT. No underwriters were used and no commissions were paid in connection with the issuance of these shares.

Item  3.   Defaults Upon Senior Securities:

                  None

Item  4.   Submission of Matters to a Vote of Security Holders:

                  None

Item  5.   Other Information:

In December 2002, the Company and Conrail entered into a settlement agreement and a new lease agreement with Conrail, for the Greenville Yard facility in NJ. The terms of the settlement agreement called for a halt of all litigation between the parties and resolution to the alleged rental amounts owed under the 1993 lease agreement. Due to differences in interpretation of the 1993 lease agreement, Conrail alleged rents due in excess of $2,000,000. The Company claimed that the alleged rent arrearages to Conrail totaled $129,494, which had been accrued at December 31, 2002. Per the settlement agreement the Company submitted a rental credit request. On May 9, 2003 Conrail approved these credits. The lease portion of the agreement signed with Conrail provides the Company with a 20-year land lease and contains a 10-year additional option for the use of Conrail's railroad operating property and water rights in Greenville, NJ. The agreement contains rent concessions early in the lease term then the annual base rent $135,000 annually in 2008. Additionally, this new Conrail lease also grants an option whereby the Company may increase its rental property by approximately 5 additional acres. If chosen, this option will increase the annual rental payable by approximately 25%.

Item  6.   Exhibits and Reports on Form 8-K:

         (a)     Exhibits

                  None

(b)      Reports on Form 8-K:

Form 8-K " ITEM 5. OTHER EVENTS - NYRR Announces Adverse Ruling of the Surface Transportation Board" filed May 9, 2003, with date of report of May 9, 2003.


                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 19, 2003                  By:/s/Wayne Eastman
                                          ----------------------------
                                          Wayne Eastman
                                          President

Date: May 19, 2003                  By:/s/Joel Marcus
                                          ---------------------------------
                                          Joel Marcus
                                          Chief Financial Officer

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

Date: May 19, 2003

/s/Wayne Eastman
   -----------------
   Wayne Eastman
   President

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

Date: May 19, 2003

/s/Joel Marcus
   ----------------------
   Joel Marcus
   Chief Financial Officer