Form 10QSB
period 2003-06-30
NEW YORK REGIONAL RAIL CORP
filed 2003-08-22
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2003


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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


There were 188,083,489 shares of the Registrant's Common Stock outstanding as of August 19, 2003.

                                      INDEX
                                                                          Page
Part  I:  Financial Information

Item 1.   Financial Statements:

Unaudited Consolidated Balance Sheet - as of June 30, 2003                 3

Unaudited Consolidated Statements of Operations,
Three and Six Months Ended June 30, 2003 and June 30, 2002                 4

Unaudited Consolidated Statements of Cash Flows,
Six Months Ended June 30, 2003 and June 30, 2002                           5

Notes to Consolidated Financial Statements                                6-8

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                               9-13


Item 3.  Controls and Procedures                                           13


Part II:  Other Information                                                14

 Item 1.  Legal Proceedings                                                14

 Item 2.  Changes in Securities                                            15

 Item 3.  Defaults Upon Senior Securities                                  15

 Item 4.  Submission of matters to a vote
           of Security Holders                                             15

 Item 5.  Other Information                                                15

 Item 6.  Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 16

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2003
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:
 Cash                                              $    13,030
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $316,008                 1,291,681
 Prepaid expenses and other current assets              69,889
                                                    -----------
  TOTAL CURRENT ASSETS                               1,374,600

PROPERTY AND EQUIPMENT, net                          3,419,298

OTHER ASSETS                                           441,448
                                                    -----------
                                                   $ 5,235,346
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses             $ 2,074,880
 Notes payable and
  current maturities of long term debt               1,518,470
 Payroll and payroll taxes payable                   1,102,913
                                                    -----------
         TOTAL CURRENT LIABILITIES                   4,696,263
                                                    -----------

DEFERRED REVENUE                                        75,000
LONG TERM DEBT, NET OF CURRENT MATURITIES            1,517,024
MINORITY INTEREST                                       16,713
DEFERRED RENT PAYABLE                                   44,376
TEMPORARY EQUITY                                     1,512,500

STOCKHOLDERS' DEFICIT:
 Common stock, $ .0001 par value;
  authorized 200,000,000 shares;
  issued and outstanding 188,083,489 shares             18,808
 Series C Convertible Preferred Stock,
  $.001 par value, 500,000 shares authorized;
  440,000 shares issued and outstanding                440,000
 Additional paid-in capital                         13,150,294
 Accumulated deficit                               (16,235,632)
                                                    -----------
 TOTAL STOCKHOLDERS' DEFICIT                        (2,626,530)
                                                    -----------
                                                   $ 5,235,346
                                                   ============

    The accompanying notes are an integral part of the financial statements.

                       NEW YORK REGIONAL RAIL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       FOR THE SIX MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                              JUNE 30,                                 JUNE 30,
                                    ---------------------------------     --------------------------------
                                          2003             2002               2003                2002
                                    --------------   ---------------      ------------        -----------
Operating revenues                 $  2,799,212        $ 2,593,846        $ 1,509,503       $   1,489,593
Operating expenses                    1,878,678          1,910,937          1,022,830           1,113,489
                                   -------------     ---------------      ------------      --------------
Gross Profit                            920,534            682,909            486,673             376,104

Legal                                   198,217             88,284            145,826              33,284
Other Administrative expenses           854,438            536,515            442,502             290,115
                                   -------------     ---------------      -------------     --------------
Total Administrative expenses         1,052,655            624,799            588,328             323,399

Income/(loss) from operations          (132,121)            58,110           (101,655)             52,705

Interest expense, net                  (100,866)          (104,400)           (47,927)            (47,898)
                                   ---------------   ---------------      --------------    --------------
                                       (100,866)          (104,400)           (47,927)            (47,898)
                                   ---------------   ---------------      --------------    --------------
Income /(loss) before
 minority interest                     (232,987)           (46,290)          (149,582)              4,807
Minority interest in
 income/( loss) of subsidiary            (3,132)              -                 4,471                -
                                   ---------------    ---------------     ---------------   --------------
Net income (loss)                      (229,855)           (46,290)          (154,053)              4,807

Deemed preferred stock dividend          22,000             22,567             11,000              11,000
                                   ---------------    --------------      --------------    --------------
Loss applicable to
 common shareholders               $   (251,855)      $    (68,857)       $  (165,053)      $      (6,193)
                                   ===============    ==============      ==============    ==============
Loss per share -
 basic and diluted:                $      (0.00)      $      (0.00)       $     (0.00)      $       (0.00)
                                   ===============    ===============     ==============    ==============
Weighted average common shares
 outstanding basic and diluted       185,729,498        178,457,962        188,063,656         178,457,962
                                   ===============    ===============    ==============     ==============


The accompanying notes are an integral part of the financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                             STATEMENT OF CASH FLOWS


                                   (UNAUDITED)


                                             FOR THE SIX MONTHS ENDED JUNE 30
                                           ------------------------------------
                                                      2003              2002
                                                   -----------       ----------
Increase  in cash and cash equivalents
 Cash flows from operating activities:

  Net loss                                         $ (229,855)      $  (46,290)
                                                    ---------        ---------
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

 Depreciation and amortization                        283,529          268,252
 Non-cash compensation                                 39,399             -
 Bad debt expense                                      93,950           45,000
 Gain on exchange of fixed assets                     (17,115)         (29,234)
 Minority Interest in subsidiary earnings              (3,132)            -
 Changes in operating assets and liabilities:
 Accounts receivable                                 (394,486)        (102,789)
 (Increase)/decrease in other current assets          (32,340)          15,175
 Other assets                                         (63,407)         (38,000)
 Accounts payable                                     237,073          143,384
 Increase/(decrease)in accrued expenses               132,534          (66,542)
 Payroll taxes payable                                 36,721           77,131
 Deferred revenue                                      (5,000)          (5,000)
 Deferred rent                                        (85,118)          12,435
                                                    ---------        ---------
Total adjustments                                     222,608          319,812
                                                    ---------        ---------
Net cash provided by (used in)
 operating activities                                  (7,247)         273,522
                                                    ---------        ---------
Cash flows from investing activities:
 Purchase of property and equipment                   (43,109)        (207,936)
                                                    ---------        ---------
Net cash used in investing activities                 (43,109)        (207,936)
                                                    ---------        ---------
Cash flows from financing activities:
 Payments of long term debt                           (32,833)         (29,505)
 Common stock issued for option                         4,500             -
 Proceeds from other current debt
  - related party                                       5,571           25,110
                                                    ---------        ---------
Net cash used in financing activities                 (22,762)          (4,395)
                                                    ---------        ---------

Net increase (decrease) in cash and
 cash equivalents                                     (73,118)          61,191
Cash at beginning of year                              86,148           22,568
                                                    ---------        ---------
Cash and cash equivalents at end of period         $   13,030       $   83,759
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2003 are included.

The results of operations for the six month period ended June 30,2003 are not necessarily indicative of the results to be expected for the full year.


2. CAPITAL STOCK
                                                  Number of Shares
                                                     Issued and
                                    Authorized       Outstanding        Amount
                                   -----------    ----------------     -------
Preferred C                            500,000          440,000        440,000
Common $.0001 par value            200,000,000      188,083,489         18,808


On June 30, 2003, Joel Marcus, the Company's CFO, exercised 19,869 warrants granted in accordance with the terms of his employment agreement. The warrant exercise prices varied from $.077 per share to $0.052 per share. Mr. Marcus exercised these warrants using $1,500 of accrued consulting fees.

The sale of these securities was exempt from the registration requirements of the Securities Act of 1933 as amended ("the Act") pursuant to Section 4 (2) thereof. The shares issued in this transaction were acquired for investment purposes only and without a view to distribution. The person that acquired these shares was fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for his own account. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 promulgated under the Act. No underwriters were used and no commissions were paid in connection with the issuance of these shares.


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

The Company's operations at Bush Terminal in Brooklyn will continue until the effective date of the abandonment, which was to be June 11, 2003. The Company was granted the stay of the decision, pending a reconsideration of the decision. If the decision is not reversed the Company intends to vigorously appeal the ruling and request a stay of the decision, until the outcome of the appeal. The Company's transportation counsel believes that the Company has a good case on appeal and that the appeal process could last for up to a year.

The Company's local operations in New Jersey, its shipside and dockside delivery, as well as its service to the Redhook Brooklyn cocoa port, will not be affected by the STB's adverse decision.

The Company has submitted for approval a "Vendex" application required for negotiations with the City of New York's Economic Development Corporation for use of the City's float bridge facilities at the newly constructed 65th Street Rail Yard. If successful in these negotiations, the STB's ruling should have only a minor impact on the Company revenue. As of August 19, 2003 the Company is awaiting an answer on its submission.

In the matters entitled New York Cross Harbor Railroad Terminal Corp. v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross Harbor Terminal Corp., Superior Court of New Jersey. These two related matters concern the Company's intermodal operations in Jersey City and the recent land filling and leveling activities. The Company has stipulated in the suit that it has not illegally dumped hazardous waste and the results of all soil samples taken by Jersey City and the Company, while supervised by the NJ DEP have validated this contention. At the suggestion of the magistrate hearing the main case, the Company and Jersey City have begun settlement discussions. As of August 19, 2003, no outcome has been reached. If unsuccessful in these discussions, the Company intends to vigorously defend itself and believes it will be exonerated of all charges.

SEC disclosure requirements of Form 10-QSB, stipulate that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2002 and quarterly report on Form 10-QSB for the three months ended March 31, 2003 for further information on legal matters and other contingencies.

4. SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                        Railroad         Trucking       Total
                                      -------------   -------------  -----------
As of June 30, 2003
-------------------------
Segment assets                        $ 3,606,855     $  1,687,579   $5,294,434


Three months ended June 30, 2003
--------------------------------
Operating revenues                    $   457,499     $  1,052,004   $1,509,503
Gross profit                              345,788          140,885      486,673
Segment profit (loss)                    (158,707)           9,125     (149,582)
Interest expense                           23,239           24,688       47,927
Depreciation and amortization              60,339           76,254      136,593


Three months ended June 30, 2002
--------------------------------
Operating revenues                    $   370,261     $  1,119,332   $1,489,593
Gross profit                              204,968          171,136      376,104
Segment profit (loss)                     (66,405)          71,212        4,807
Interest expense                           24,361           23,537       47,898
Depreciation and amortization              58,344           75,782      134,126



                                        Railroad         Trucking       Total
                                      -------------   -------------  -----------
Six months ended June 30, 2003
--------------------------------
Operating revenues                    $   883,040     $  1,916,172   $2,799,212
Gross profit                              644,307          276,227      920,534
Segment profit (loss)                    (226,596)          (6,391)    (232,987)
Interest expense                           51,250           49,616      100,866
Depreciation and amortization             120,603          162,926      283,529


Six months ended June 30, 2002
--------------------------------
Operating revenues                    $   737,045     $  1,856,801   $2,593,846
Gross profit                              428,458          254,451      682,909
Segment profit (loss)                    (149,869)         103,579      (46,290)
Interest expense                           57,755           46,645      104,400
Depreciation and amortization             116,688          151,564      268,252


MAJOR CUSTOMER

Trucking and rail operations sales to Unified Environmental represented approximately 54% of net sales for the six months ended June 30, 2003. Trucking and rail operations sales to Transload Services represented approximately 10% of net sales for the six months ended June 30, 2002; trucking and rail operations sales to Unified Environmental represented approximately 44% of net sales for the six months ended June 30, 2002.

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


RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the six and three months ended June 30, 2003 were:


                     Six months ended        Three months ended
                       June 30, 2003            June 30, 2003
                     -------------------      -------------------
                     Railroad   Trucking      Railroad   Trucking

Operating revenues   $883,040   $1,916,172    $457,499   $1,052,004
Operating expenses   $238,733   $1,639,945    $111,711   $  911,119
Gross profit         $644,307   $  276,227    $345,788   $  140,885


      During the six months ended June 30, 2003, the Company had $2,799,212 in revenue compared to $2,593,846 in revenue during the corresponding prior period, an increase of $205,366 or 7.9%. This increase is primarily due to contract guarantees and demurrage(car hire charged by the Company to its customers), and one time income from the Conrail settlement, which was offset by loss of revenue for six weeks approximately $150,000) for the rail operation due to a temporary stoppage and increased revenue income at JS who added new clients though its new Northern New Jersey operation.

       During the three months ended June 30, 2003, the Company had $1,509,503 in revenue compared to $1,489,593 in revenue during the corresponding prior period, an increase of $19,910 or 1.3%. This increase is primarily due to contract guarantees and the demurrage (car hire charged by the Company to its customers), which was offset by loss of revenue for six weeks approximately $150,000) for the rail operation and increased revenue income at JS which added new clients though its new Northern New Jersey operation.

      Operating expenses as a percentage of operating revenues were 73.7% for the six months ended June 30, 2002. In 2003 operating expenses decreased to 67.1% of operating revenues due to a larger percentage of revenue coming from rail operations (see above), which has a more profitable margin than the trucking operation.

      Operating expenses as a percentage of operating revenues were 74.8% for the three months ended June 30, 2002. In 2003 operating expenses decreased to 67.8% of operating revenues due to a larger percentage of revenue coming from rail operations (see above), which has a more profitable margin than the trucking operations.

      Administrative expenses increased in the six months ended June 30, 2003, by $427,856. As a percentage of operating revenues, administrative expenses increased to 37.6% for the six months ended June 30, 2003, from 24.1% for the six months ended June 30, 2002. The increase comes primarily from an increase in the reserve for bad debt of $93,950, an increase of $15,000 in the rent for the Greenville Yard, a deferred rent charge of $44,376 and an increase of $109,933 in legal fees.

     Administrative expenses increased in the three months ended June 30, 2003, by $264,929. As a percentage of operating revenues, administrative expenses increased to 39.0% for the three months ended June 30, 2003, from 21.7% for the three months ended June 30, 2002. The increase comes primarily from an increase in the reserve for bad debt of $93,950, an increase of $7,500 in the rent for the Greenville Yard, a deferred rent charge of $22,188 and an increase of $112,542 in legal fees.

       Interest expense was $100,866 for the six months ended June 30, 2003, as compared to $104,400 for the six months ended June 30, 2002. Interest expense was $47,927 for the three months ended June 30, 2003, as compared to $47,898 for the three months ended June 30, 2002.

       The results for the three months ended June 30, 2003 were adversely affected by the temporary loss of the use of the Company's float bridge in Brooklyn, non cash accrual for deferred rent, an increase in the reserve for bad debt and substantially higher legal bills, which was partially offset by increased business in trucking operations and revenue for contractual agreements, guarantees and demurrage charges.

LIQUIDITY AND CAPITAL RESOURCES

     The Company reported net cash used in operating activities of $7,247, during the six months ended June 30, 2003 compared to net cash provided by operating activities of $273,522 for the six months ended June 30, 2002.

     The Company reported net cash used in investing activities of $43,109, during the six months ended June 30, 2003 compared to net cash used in investing activities of $207,936 for the six months ended June 30, 2002.

     The Company reported net cash used in financing activities of $22,762, during the six months ended June 30, 2003 compared to net cash used in by financing activities of $4,395 for the six months ended June 30, 2002.

     The Company's working capital deficit on June 30, 2003 decreased by $81,161 to $3,321,663 from $3,402,824 on December 31,2002, primarily due to conversion of approximately $67,000 in legal fees and the conversion of convertible notes into equity and increased revenue.


As of June 30, 2003 the Company had the following current liabilities:

        Accounts payable and accrued expenses   $ 2,074,880

        Notes payable and current maturities
         of long-term debt                      $ 1,518,470

        Payroll taxes payable                   $ 1,102,913


     Accounts payable and accrued expenses include approximately $501,000 owed for accrued interest on convertible notes, and for accrued legal fees. The Company anticipates, although there can be no assurance, that most of the accrued interest and legal fees will be satisfied through the issuance of common shares.

     Accounts payable and accrued expenses also include $1,040,090 for accrued real estate taxes payable to New York and New Jersey.

     The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $533,700 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of August 15, 2003 this dispute has not yet been settled.

     The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $506,390 for these real estate taxes. The Company is working to resolve this dispute. As of August 15, 2003 this dispute has not yet been settled.

     The Company has an accrual for payroll taxes payable in the amount of $1,102,913. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes they are still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. As of August 15, 2003 this dispute has not yet been settled.

        Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. As of June 30, 2003, this amount is estimated to be $368,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement.

       The lease portion of the 2003 Agreement signed with Conrail (see Part II
Item 5 of the 10Q for quarter ended March 31, 2003 and NOTE H - COMMITMENTS -" LEASE COMMITMENT" on Form 10KSB for year ended December 31, 2002 for further information) provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. The agreement contains rent concessions early in the lease term then the annual base rent $135,000 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a $44,376 non-cash deferred rent charge during the six months ended June 30, 2003.

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

     There is approximately $1.5 million in convertible or related party debts. The Company believes holders of these debts will opt for conversion into the Company's common stock. Additionally, $499,573 of current maturities of long-term debt is primarily for equipment leases or settlement payments on outstanding debts and is payable over 12 months; and $475,546 of trade payables are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations. The remaining liabilities are accruals for what the Company believes the liability for settlement of pending lawsuits could be.
Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $5.5 million, but management currently anticipates that these matters will be amicably resolved at a comparatively lower sum and further believes absent satisfactory resolution it would ultimately prevail in the judicial process.

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

         The Company's operations at Bush Terminal in Brooklyn will continue until the effective date of the abandonment, which was to be June 11, 2003. The Company was granted the stay of the decision, pending a reconsideration of the decision. If the decision is not reversed the Company intends to vigorously appeal the ruling and request a stay of the decision, until the outcome of the appeal. The Company's transportation counsel believes that the Company has a good case on appeal and that the appeal process could last for up to a year.

         The Company's local operations in New Jersey, its shipside and dockside delivery, as well as its service to the Redhook Brooklyn cocoa port, will not be affected by the STB's adverse decision.

         The Company has submitted for approval a "Vendex" application required for negotiations with the City of New York's Economic Development Corporation for use of the City's float bridge facilities at the newly constructed 65th Street Rail Yard. If successful in these negotiations, the STB's ruling should have only a minor impact on the Company revenue. As of August 19, 2003 the Company is awaiting an answer on its submission.

         In the matters entitled New York Cross Harbor Railroad Terminal Corp.
v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross Harbor Terminal Corp., Superior Court of New Jersey. These two related matters concern the Company's intermodal operations in Jersey City and the recent land filling and leveling activities. The Company has stipulated in the suit that it has not illegally dumped hazardous waste and the results of all soil samples taken by Jersey City and the Company, while supervised by the NJ DEP have validated this contention. At the suggestion of the magistrate hearing the main case, the Company and Jersey City have begun settlement discussions. As of August 19, 2003, no outcome has been reached. If unsuccessful in these discussions, the Company intends to vigorously defend itself and believes it will be exonerated of all charges.

SEC disclosure requirements of Form 10-QSB, stipulate that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2002 and quarterly report on Form 10-QSB for the three months ended March 31, 2003 for further information on legal matters and other contingencies.

Item  2.   Changes in Securities:

On June 30, 2003, Joel Marcus, the Company's CFO, exercised 19,869 warrants granted in accordance with the terms of his employment agreement. The warrant exercise prices varied from $.077 per share to $0.052 per share. Mr. Marcus exercised these warrants using $1,500 of accrued consulting fees.

The sale of these securities was exempt from the registration requirements of the Securities Act of 1933 as amended ("the Act") pursuant to Section 4 (2) thereof. The shares issued in this transaction were acquired for investment purposes only and without a view to distribution. The person that acquired these shares was fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for his own account. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 promulgated under the Act. No underwriters were used and no commissions were paid in connection with the issuance of these shares.


Item  3.   Defaults Upon Senior Securities:

                  None

Item  4.   Submission of Matters to a Vote of Security Holders:

                  None

Item  5.   Other Information:

On July 24 2003, a suit was brought by Arline Crawford, Robert Crawford and Cirtus Springs Trust in Supreme Court of the State of New York County of Kings, Index number 27431/03 against the Company. The plaintiffs seek damages of $314,641 and the return of 10 million shares previously canceled. The Company intends to vigorously defend itself in this action and will itself allege that no return of shares is warranted and that the amount sought is erroneous.

Item  6.   Exhibits and Reports on Form 8-K:

         (a) Exhibits

                  31.1 302 certification of CEO

                  31.2 302 certification of CFO

                  32.1 906 certification of CEO

                  32.2 906 certification of CFO

         (b) Reports on Form 8-K:

                  None

                                   Signatures


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 20, 2003                  By:/s/ Wayne A. Eastman, Jr.
                                          ------------------------------------
                                              Wayne A. Eastman, Jr.,
                                              President

Date: August 20, 2003                  By:/s/ Joel Marcus
                                          ------------------------------------
                                              Joel Marcus,
                                              Chief Financial Officer