Form 10QSB
period 2003-09-30
NEW YORK REGIONAL RAIL CORP
filed 2003-11-19
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: September 30, 2003


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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


There were 188,105,387 shares of the Registrant's Common Stock outstanding as of November 19, 2003.

                                      INDEX
                                                                         Page
Part  I:  Financial Information

Item 1.   Financial Statements:

Unaudited Consolidated Balance Sheet - as of September 30, 2003           F-2

Unaudited Consolidated Statements of Operations,
Three and Nine Months Ended September 30, 2003 and September 30, 2002     F-3

Unaudited Consolidated Statements of Cash Flows,
Nine Months Ended September 30, 2003 and September 30, 2002               F-4

Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or
          Plan of Operation


Item 3.  Controls and Procedures


Part II:  Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of matters to a vote
           of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

Signatures

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                September 30 2003

                                   (UNAUDITED)

                                     ASSETS

Current assets
     Cash                                                          $     86,320
     Accounts receivable, net of allowance for doubtful
      accounts of $242,058                                            1,163,202
     Prepaid expenses and other current assets                           98,636
                                                                   ------------
Total current assets                                                  1,348,158

Property and equipment, net                                           3,316,516

Other assets                                                            429,635
                                                                    -----------
                                                                    $ 5,094,309
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long term debt                           $   491,379
     Convertible promissory notes:
      Related parties                                                   445,400
      Others                                                            290,000
     Other short-term debt:
      Related parties                                                    32,287
      Others                                                            234,209
     Accounts payable                                                   676,932
     Accrued expenses                                                 1,447,718
     Payroll taxes payable                                            1,121,708
                                                                    -----------
Total current liabilities                                             4,739,633

Deferred rent payable                                                    66,564

Deferred revenue                                                         72,500

Long term debt                                                        1,492,386

Temporary equity                                                      1,512,500

Stockholders' deficit:
     Series C Convertible Preferred Stock, $.001 par
     value, 500,000 shares authorized; 440,000 shares
     issued and outstanding                                             440,000
     Common stock, $.0001 par value, 200,000,000 shares
     authorized; 188,105,387 shares issued and outstanding               18,811
     Additional paid-in-capital                                      13,151,792
     Accumulated deficit                                            (16,399,877)
                                                                    -----------
Total stockholders' deficit                                          (2,789,274)
                                                                    -----------

                                                                    $ 5,094,309
                                                                    ===========




                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     AUDITED



                                                FOR THE NINE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                         SEPT 30                          SEPT 30
                                              ------------------------------    -----------------------------
                                                  2003             2002              2003           2002
                                              -------------   --------------    -------------   -------------

Operating revenues                            $  4,298,925     $  3,824,227     $  1,499,713    $  1,230,381

Operating expenses                               3,037,110        2,754,522        1,158,432         843,585
                                              -------------    -------------    -------------   -------------

Gross Profit                                     1,261,815        1,069,705          341,281         386,796

Legal                                              250,878          126,893           52,661          38,608
Other Administrative expenses                    1,282,645          828,072          428,209         291,558
                                              -------------     ------------    -------------    ------------
Total Admin Exp.                                 1,533,523          954,965          480,870         330,166
                                              -------------     ------------    -------------    ------------

Income/ (loss) from operations                    (271,708)         114,740         (139,589)         56,630

Interest expense, net                             (142,237)        (155,554)         (41,371)        (51,154)
                                              -------------     ------------    -------------    ------------

Income /(loss) before  minority interest          (413,945)         (40,814)        (180,960)          5,476

Minority interest in ( loss) of subsidiary         (19,845)               0          (16,714)           -
                                              -------------     ------------    -------------    ------------

Net income (loss)                                 (394,100)         (40,814)        (164,246)          5,476

Deemed preferred stock dividend                     33,000           33,567           11,000          11,000

Loss applicable to common shareholders        $   (427,100)     $   (74,381)    $   (175,246)    $    (5,524)
                                              =============     ============    =============    ============

Loss per share - basic and diluted:           $      (0.00)     $     (0.00)    $      (0.00)    $     (0.00)
                                              =============     ============    =============    ============

Weighted average common shares outstanding
     basic and diluted                         186,553,141      179,781,765      188,083,525     182,429,371
                                              =============     ============    =============    ============



                 See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)



                                                     FOR THE NINE MONTHS ENDED
                                                            September 30
                                                     ---------------------------
                                                      2003              2002
                                                     ------------   ------------
Increase  in cash and cash equivalents
 Cash flows from operating activities:
  Net loss                                           $  (394,100)   $   (40,814)
                                                     ------------   ------------
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                          415,964        404,157
  Non-cash Compensation                                   40,900           -
  Bad debt expense (recovery)                             93,950        (75,000)
  Gain on exchange of fixed assets                       (17,115)       (29,234)
  Minority Interest in subsidiary earnings               (19,845)          -
  Changes in operating assets and liabilities:
  Accounts receivable                                   (266,007)        (3,293)
  Other current assets                                   (61,087)       (15,175)
  Other assets                                           (54,649)      (125,017)
  Accounts payable                                       213,448        169,507
  Accrued expenses                                       205,929       (200,248)
  Payroll taxes payable                                   55,516        111,612
  Deferred revenue                                        (7,500)          -
  Deferred rent                                          (62,930)        12,435
                                                     ------------   ------------
     Total adjustments                                   536,574        249,744
                                                     ------------   ------------
Net cash provided by operating activities                142,474        208,930
                                                     ============   ============

Cash flows from investing activities:
 Purchase of property and equipment                      (69,707)      (289,585)
                                                     ------------   ------------
Net cash used in investing activities                    (69,707)      (289,585)
                                                     ============   ============

Cash flows from financing activities:
 Payments of long term debt                              (65,665)       (85,217)
 Proceeds from other current debt - nonrelated party        -            50,738
 Common stock issued for option                            4,500           -
 Proceeds (payments) of current debt - related party     (11,430)       188,296
                                                     ------------   ------------
Net cash provided by (used in) financing activities      (72,595)       153,817
                                                     ============   ============

Net increase in cash and cash equivalents                    172         73,162
Cash at beginning of year                            $    86,148         22,568
                                                     ------------   ------------
Cash and cash equivalents at end of period                86,320    $    95,730
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003 are included.

The results of operations for the nine month period ended September 30,2003 are not necessarily indicative of the results to be expected for the full year.


2. CAPITAL STOCK
                                                  Number of Shares
                                                     Issued and
                          Authorized Outstanding Amount
                                   -----------    ----------------     -------
Preferred C                            500,000          440,000        440,000
Common $.0001 par value            200,000,000      188,105,387         18,811


On September 30, 2003, Joel Marcus, the Company's CFO, exercised 21,898 warrants granted in accordance with the terms of his employment agreement. The warrant exercise prices varied from $.057 per share to $0.077 per share. Mr. Marcus exercised these warrants using $1,500 of accrued consulting fees.

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

3. LEGAL MATTERS AND OTHER CONTINGENCIES

On August 27, 2003, the Company's rail operation, New York Cross Harbor("NYCH")petition for a stay pending judicial review of the Surface transportation Board's ("STB") decision for abandonment was granted by the STB. In its decision the Board stated, "A stay would also preserve the status quo for NYCH and the affected shippers during the pendency of judicial review proceedings, thereby avoiding any disruption to their current operations that would be needless if the Board's decision were not to withstand judicial review. Nor would a stay irreparably harm the City. The City, while eager to remove NYCH from the tracks and facilities as soon as possible, should also have an interest in an orderly process and in avoiding the difficult-to-remedy situation that could result if the Board's decision is later overturned by a reviewing court. Furthermore, during this period, the parties may be able to reach agreement resolving some of their differences, most notably, access for NYCH to the 65th Street floatbridge facility." In September 2003, the Company filed an appeal of the Board's May 9, 2003 decision in Federal Court.

SEC disclosure requirements of Form 10-QSB, stipulate that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2002, the quarterly report on Form 10-QSB for the three months ended March 31, 2003 and the quarterly report on Form 10-QSB for the six months ended June 30, 2003 for further information on legal matters and other contingencies.


4. SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                        Railroad         Trucking       Total
                                      -------------   -------------  -----------
As of September 30, 2003
-------------------------
Segment assets                        $ 3,522,475     $  1,571,834   $5,094,309

Three months ended September 30, 2003
-------------------------------------
Operating revenues                    $   380,775     $  1,118,938   $1,499,713
Gross profit                              270,193           71,088      341,281
Segment (loss)                           (119,357)         (61,603)    (180,960)
Interest expense                           23,711           17,660       41,371
Depreciation and amortization              59,479           72,956      132,435


Three months ended September 30, 2002
----------------------------------
Operating revenues                    $   282,053      $   948,328   $1,230,381
Gross profit                              228,656          158,140      386,796
Segment profit (loss)                     (36,957)          42,433        5,476
Interest expense                           26,494           24,660       51,154
Depreciation and amortization              58,973           76,932      135,905

                                       Railroad         Trucking         Total
                                      -------------   -----------      ---------

Nine months ended September 30, 2003
------------------------------------
Operating revenues                    $ 1,263,815      $ 3,035,110   $4,298,925
Gross profit                              914,500          347,315    1,261,815
Segment (loss)                           (345,953)         (67,992)    (413,945)
Interest expense                           74,961           67,276      142,237
Depreciation and amortization             180,082          235,882      415,964



Nine months ended September 30, 2002
------------------------------------
Operating revenues                    $ 1,019,098       $ 2,805,129  $3,824,227
Gross profit                              657,114           412,591   1,069,705
Segment profit (loss)                    (186,826)          146,012     (40,814)
Interest expense                           84,249            71,305     155,554
Depreciation and amortization             175,661           228,496     404,157



MAJOR CUSTOMER

Trucking and rail operations sales to Unified Environmental represented approximately 50% of net sales for the nine months ended September 30, 2003 and approximately 44% of net sales for the nine months ended June 30, 2002. Trucking operations sales to Transload Services represented approximately 12% of net sales for the nine months ended September 30, 2002. There were no other customers of the Company whose sales exceeded 10%.



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

RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the nine and three months ended September 30, 2003 were:


                       Nine months ended                Three months ended
                       September 30, 2003               September 30, 2003
                     -----------------------         ------------------------
                      Railroad     Trucking            Railroad      Trucking

Operating revenues   $1,263,815   $3,035,110          $ 380,775    $1,118,938
Operating expenses   $  349,315   $2,687,795          $ 110,582    $1,047,850
Gross profit         $  914,500   $  347,315          $ 270,193    $   71,088


      During the nine months ended September 30, 2003, the Company had $4,298,925 in revenue compared to $3,824,227 in revenue during the corresponding prior period, an increase of $474,698 or 12.4%. This increase is primarily due to rail operations' invoicing for contract guarantees and demurrage(car hire charged by the Company to its customers), non-recurring income from the Conrail settlement, non-recurring income in connection with the renegotiated contract with Unified, and increased revenue income at the Company's trucking operation ("JST")who added new clients though its new Northern New Jersey operation. The increase was offset by loss of revenue for six weeks (approximately $150,000) for the rail operation due to a temporary stoppages due to bridge maintenance.

       During the three months ended September 30, 2003, the Company had $1,499,713 in revenue compared to $1,230,381 in revenue during the corresponding prior period, an increase of $269,332 or 21.9%. This increase is primarily due to rail operations' non-recurring income in connection with the renegotiated contract with Unified, and increased revenue income at JST who added new clients though its new Northern New Jersey operation. The increase was offset by loss of revenue for one week (approximately $25,000) for the rail operation due to a temporary stoppages due to bridge maintenance.

     Operating expenses as a percentage of operating revenues were 72.0% for the nine months ended September 30, 2002. In 2003 operating expenses decreased to 70.6% of operating revenues due to rail operations' invoicing for contract guarantees and demurrage(car hire charged by the Company to its customers), non-recurring income from the Conrail settlement, non-recurring income in connection with the renegotiated contract with Unified, which was offset by increased revenue income at JST, which has a lower margin business.

      Operating expenses as a percentage of operating revenues were 68.6% for the three months ended September 30, 2002. In 2003 operating expenses increased to 77.2% of operating revenues due to a larger percentage of revenue coming from trucking operations (see above), which has a lower margin than the rail operations.

      Administrative expenses increased in the nine months ended September 30, 2003, by $578,558. As a percentage of operating revenues, administrative expenses increased to 35.7% for the nine months ended September 30, 2003, from 25.0% for the nine months ended September 30, 2002. The increase comes primarily from an increase in the reserve for bad debt of $93,950 compared to a decrease of $75,000 for the nine months ended September 30, 2002, an increase of $22,500 in the rent for the Greenville Yard, a deferred rent charge of $66,564 and an increase of $123,985 in legal fees and increases in fuel, tug and other transportation costs.

     Administrative expenses increased in the three months ended September 30, 2003, by $150,704. As a percentage of operating revenues, administrative expenses increased to 32.1% for the three months ended September 30, 2003, from 26.8% for the three months ended September 30, 2002. The increase comes primarily from an increase of $7,500 in the rent for the Greenville Yard, a deferred rent charge of $22,188 and an increase of $13,053 in legal fees and increases in fuel, tug and other transportation costs.

       Interest expense was $142,237 for the nine months ended September 30, 2003, as compared to $155,554 for the nine months ended September 30, 2002. Interest expense was $41,371 for the three months ended September 30, 2003, as compared to $51,154 for the three months ended September 30, 2002.

       The results for the nine months ended September 30, 2003 were adversely affected by the temporary loss of the use of the Company's float bridge in Brooklyn, non-cash accrual for deferred rent, an increase in the reserve for bad debt and substantially higher legal bills, which was partially offset by increased business in trucking operations and revenue for contractual agreements, guarantees and demurrage charges.



LIQUIDITY AND CAPITAL RESOURCES

     The Company reported net cash provided by operating activities of $142,474 during the nine months ended September 30, 2003 compared to net cash provided by operating activities of $208,930 for the nine months ended September 30, 2002.

     The Company reported net cash used in investing activities of $69,707, during the nine months ended September 30, 2003 compared to net cash used in investing activities of $289,585 for the nine months ended September 30, 2002.

     The Company reported net cash used in financing activities of $72,595, during the nine months ended September 30, 2003 compared to net cash provided by financing activities of $153,817 for the nine months ended September 30, 2002.

     The Company's working capital deficit on September 30, 2003 decreased by $11,349 to $3,391,475 from $3,402,824 on December 31,2002.


As of September 30, 2003 the Company had the following current liabilities:

        Accounts payable and accrued expenses   $ 2,124,650

        Notes payable and current maturities
         of long-term debt                      $ 1,493,275

        Payroll taxes payable                   $ 1,121,708


     Accounts payable and accrued expenses include approximately $451,000 owed for accrued interest on convertible notes, and for accrued legal fees. The Company anticipates, although there can be no assurance, that most of the accrued interest and legal fees will be satisfied through the issuance of common shares.

     Accounts payable and accrued expenses also include $1,062,590 for accrued real estate taxes payable to New York and New Jersey.

     The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $541,200 for these real estate taxes. Based upon recent discussions the Company has had with local taxing authorities, the Company believes that its liability for real estate taxes can be settled for approximately $150,000. As of November 15, 2003 this dispute has not yet been settled.

     The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $521,390 for these real estate taxes. The Company is working to resolve this dispute. As of November 15, 2003 this dispute has not yet been settled.

     The Company has an accrual for payroll taxes payable in the amount of $1,121,708. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll taxes, however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes they are still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. As of November 15, 2003 this dispute has not yet been settled.

        Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers. This agreement was extended on October 1, 2003 for an additional year. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. As of November 15, 2003, this amount is estimated to be $350,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement.

       The lease portion of the 2003 Agreement signed with Conrail (see Part II
Item 5 of the 10Q for quarter ended March 31, 2003 and NOTE H - COMMITMENTS -" LEASE COMMITMENT" on Form 10KSB for year ended December 31, 2002 for further information) provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. The agreement contains rent concessions early in the lease term then the annual base rent $135,000 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a $66,564 non-cash deferred rent charge during the nine months ended September 30, 2003.

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

     There is approximately $1.47 million in convertible or related party debts. The Company believes holders of these debts will opt for conversion into the Company's common stock. Additionally, $491,379 of current maturities of long-term debt is primarily for equipment leases or settlement payments on outstanding debts and is payable over 12 months; and approximately 525,000 of trade payables are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations. The remaining liabilities are accruals for what the Company believes the liability for settlement of pending lawsuits could be. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $5.2 million, but management currently anticipates that these matters will be amicably resolved at a comparatively lower sum and further believes absent satisfactory resolution it would ultimately prevail in the judicial process.

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

On August 27, 2003 the Company's petition for a stay pending judicial review of the Surface Transportation Board's ("STB") decision for abandonment was granted by the STB. In its decision the Board stated, "A stay would also preserve the status quo for NYCH and the affected shippers during the pendency of judicial review proceedings, thereby avoiding any disruption to their current operations that would be needless if the Board's decision were not to withstand judicial review. Nor would a stay irreparably harm the City. The City, while eager to remove NYCH from the tracks and facilities as soon as possible, should also have an interest in an orderly process and in avoiding the difficult-to-remedy situation that could result if the Board's decision is later overturned by a reviewing court. Furthermore, during this period, the parties may be able to reach agreement resolving some of their differences, most notably, access for NYCH to the 65th Street floatbridge facility." In September 2003, the Company filed an appeal of the Board's May 9, 2003 decision in Federal Court.

SEC disclosure requirements of Form 10-QSB, stipulate that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2002, the quarterly report on Form 10-QSB for the three months ended March 31, 2003 and the quarterly report on Form 10-QSB for the six months ended June 30, 2003 for further information on legal matters and other contingencies.


Item  2.   Changes in Securities:

On September 30, 2003, Joel Marcus, the Company's CFO, exercised 21,898 warrants granted in accordance with the terms of his employment agreement. The warrant exercise prices varied from $.057 per share to $0.077 per share. Mr. Marcus exercised these warrants using $1,500 of accrued consulting fees.

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

      In October 2003, the Company's agreement with the Port Authority of New York and New Jersey ("PANYNJ") was extended for an additional twelve (12) month period. Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers. See the "Liquidity and Capital Resource" section of this report for further information.


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


Date: November 19, 2003                  By:/s/ Wayne A. Eastman, Jr.
                                          ------------------------------------
                                                Wayne A. Eastman, Jr.,
                                                President

Date: November 19, 2003                  By:/s/ Joel Marcus
                                          ------------------------------------
                                                Joel Marcus,
                                                Chief Financial Officer