Form 10KSB
period 2003-12-31
NEW YORK REGIONAL RAIL CORP
filed 2004-04-20
CIK 1020173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

The Company's revenues for the most recent fiscal year were $5,753,119.

The aggregate market value of the voting stock held by non-affiliates of the Company, (138,759,620 shares) based upon the closing price of the Company's Common Stock on April 16, 2004 was approximately $ 6,937,981.

As of April 20, 2004 the Company had 199,844,790 issued and outstanding shares of common stock.

                                     PART I

Item 1. Description of Business.

The Company
-----------

General
-------

The Company operates a short-line railroad, which transports freight via rail/barges across New York Harbor and a regional trucking company in the business of short-haul freight transportation and landfill management.

Background
----------

The Company was incorporated as Best Sellers Group, Inc. in Delaware on April 19, 1994 and changed its name to New York Regional Rail Corporation, upon the acquisition of all of the capital stock of New York Regional Rail Corporation ("NYRR") in May 1996. NYRR operates a short-line railroad. NYRR owns the majority of the capital stock of New York Cross Harbor Railroad, Inc. ("NYCH"), which owns the operational railroad and CH Proprietary, Inc. ("CHP"), which owns substantially all of the Company's rail freight transportation equipment.

In April 1999, the Company purchased 51% of the capital stock in JS Transportation, Inc. ("JST"), a regional trucking company. In February 2004, the Company purchased the remaining 49% of JST. In September 2000, JST acquired the assets of MHT Inc., a small regional trucking company engaged in waste transportation.

Unless otherwise indicated, any references to the Company also include NYRR, NYCH, CHP and JST.

The Company's headquarters are located at 4302 First Avenue, Brooklyn, NY, 11232. The Company's telephone number is (718) 788-3690 and its fax number is
(718) 788-4462.

                             BUSINESS OF REGISTRANT

Business Strategy-Rail
----------------------

The Company intends to capitalize on the New York City metropolitan area's need for faster, lower cost services for the movement of freight between New York City and New Jersey. Based upon the implementation of recommendations of studies prepared by the City of New York, Port Authority of NY/NJ and the Army Corps of Engineers, reconstruction and expansion of the rail infrastructure is underway and additional projects may be commenced. The studies recommend that a substantial portion of freight which is presently transported by truck be transported by rail. The Company believes that there will be significant opportunity for growth as a result of these projects.

The Company plans to seek opportunities for growth based on New York City's need to find alternative means for the removal of the approximately 26,000 tons of waste that it produces daily. New York City has completed plans for the disposal of its waste. The main impetus for the plans was the closing of New York City's primary landfill, the Fresh Kills Landfill, in March 2001. Although New York City's plan intends for such waste to be shipped to out-of-state landfills, this plan has encountered several roadblocks, including litigation, a fragile highway and bridge infrastructure and resistance from the public. New York City has been soliciting long-term proposals and plans to handle the shipping of waste. The Company's plan is to utilize its services to assist New York City in such plans while addressing the issues and concerns raised by proponents of such plans.

The Company is exploring expanding its services to include providing barge unloading facilities. Management believes that barge unloading services are synergistic with the Company's rail and trucking operations and offer a significant opportunity to increase revenue from new services as well as increase revenue from its existing services.

Based upon these opportunities and the Company's independent development of originating shipments including containerized freight, the Company believes that the Company's rail operations are positioned to attain profitability. However, there can be no assurance that the Company will achieve profitability in the next 12 months, or at all.


THE FUTURE POTENTIAL OF RAIL
----------------------------

In April 2004, the Environmental Defense and East of Hudson Rail Freight Operations Task Force released a new report on freight rail investment in New York City and northern New Jersey. The report outlined the region's growing congestion problem and how to address it through investments in freight rail and roadway pricing. A number of major projects were recommended in the report, including the expansion and modernization of cross-harbor float operations. The improvements in the report are intended to revitalize the freight rail network east of the Hudson River and improve regional mobility by shifting freight traffic from trucks to rail.

In May 2000 the City of New York published a Major Investment Study entitled "Cross Harbor Freight Movement". The study was conducted by the New York City Economic Development Corporation to address shortcomings in New York City's freight transportation network and sighted specific problems due to the region's reliance on trucking. Among the findings of the study were:

        1 The New York City metropolitan region is the only major economic area in the United States that has a freight transportation system that is almost completely dependent on its highway system. In the New York City metropolitan area, 97% of freight is moved by truck as compared to 3% by rail. In other major metropolitan regions approximately 60% of freight is moved by truck and approximately 40% by rail,

        2 There are an estimated 10,950,000 truck crossings per year in the New York City metropolitan area (a truck crossing occurs when a truck travels over a bridge or through a tunnel). In contrast, rail traffic into the New York City metropolitan area is estimated to be 19,500 railcars per year (a railcar holds the equivalent of three to four truckloads),

        3 The region has significant traffic congestion, which causes delays in freight shipments,

        4 The substantial truck traffic causes excess burdens on the regions' infrastructure and results in additional maintenance costs on its roadways and brides,

        5 Modern "high-cube" cargo containers on trailers reach 13' in height, exceeding Lincoln and Holland Tunnel vertical clearances, forcing more heavy-duty truck traffic on the George Washington and Verazanno Narrows Bridges, increasing distance, time and truck freight costs into the region,

        6 Increased use of a cross-harbor rail/float operation, such as that provided by the Company, is the most efficient means of moving rail freight throughout the New York City region. The
                  2.5 mile float barge trip across the New York City harbor takes approximately 45 minutes and eliminates a 35 to 50 mile truck trip across the New York City regional bridge, highway and tunnel system, and

        7 The study's analytical findings on the alternatives evaluated, stipulated that a railcar float operation, such as the Company's, provides an 8.38 to 1 benefit to cost ratio. This ratio was over 223% higher than any other alternative valuated.


(The full text of the Major Investment Study can be found on the internet at www.crossharborstudy.org/reports.html).

Current Projects
----------------

As a result of studies done by The City of New York, the U.S. Army Corps of Engineers and the Port Authority of New York and New Jersey a complete rehabilitation program for the Port of New York and New Jersey, has been commenced. In the first phase of this plan in March 2000, the City of New York completed more than $20 million in improvements on the 65th Street Rail Yard facility, including construction of two new rail transfer bridges. This facility includes the rail transfer bridges as well as intermodal tracks and loading docks.

In March 2002, the City of New York leased the 65th Street Rail Yard to the Canadian Pacific Railroad. However, Canadian Pacific informed the City that it would not use the float bridges. The City and the Company are in negotiations for use of the float portion of the yard. However, if the Company is not successful in these negotiations, the Company believes that the operator chosen for the float portion of the yard will have to contract with the Company because the Company's Greenville Yard is currently the only facility on the New Jersey side of the harbor which is capable of handling rail cars transported by float barges.

In March 2003, the City of New York unveiled the Brooklyn Waterfront Rail improvement Plan. This plan calls for the reconstruction and development of a majority of the South Brooklyn waterfront. Under the Plan, the City, in cooperation with the Federal Government under the Transportation Equity Act for the 21st Century and New York State Rail Preservation Fund, will spend approximately $19 million to remove all of the street access trackage on 41st Street and along Second Avenue. New rail access will be constructed along First Avenue to the South Brooklyn Marine Terminal at 29th to 39th Streets. The plan also provides for on-dock rail access and improvements to the yard. In addition, the plan provides for the rehabilitation of the trackage at the Brooklyn Army Terminal between 58th and 65th Streets and the links between these two yards.

In March 2003 the Port Authority of New York and New Jersey ("PANYNJ") announced plans to enhance the Howland Hook Marine Terminal in Staten Island, New York. The plans include building a ship to rail facility at the terminal. PANYNJ has allocated $72.5 million to build this facility, has allocated an additional $32 million to the New York City Economic Development Corporation ("NYCEDC") to rehabilitate portions of the Staten Island Railroad, for restoration of freight service from Staten Island to the national freight network in New Jersey, and has set aside an additional $57 million to build a new connection to the national freight network in New Jersey. PANYNJ's overall plan for the reconstruction of the Port of New York and New Jersey provides for an investment in excess of $1.5 billion dollars and is expected to be completed in 2005.

PANYNJ has also announced that it will spend up to $75 million for enhanced railcar float operations in the Port of New York and New Jersey. These funds are expected to allow connections between all the existing and new on-dock rail systems planned for the greater Metropolitan New York region.

Additional phases of the rehabilitation programs are expected to continue until 2010.


RAILROAD OPERATIONS
-------------------

The Company is part of the national railroad system and holds a Surface Transportation Board ("STB") certificate of convenience and necessity for the movement of rail freight by rail barge across New York Harbor. The Company operates from its Greenville Terminal Yard in Jersey City, New Jersey, and Bush Terminal Yard in Brooklyn, New York. On the West Side of New York Harbor, the Company exchanges (interchanges) rail cars with the Canadian Pacific ("CP"), CSX Transportation ("CSX") and Norfolk Southern ("NS") railroads at Conrail Shared Asset Operations' ("CSAO") Oak Island interchange yard, New Jersey. On the East Side of New York Harbor, the Company interchanges rail cars with CP and the New York and Atlantic Railroad ("NYA") at Bay Ridge Junction interchange yard and the 65th Street Intermodal Yard, Brooklyn, New York.

The Company functions as a transfer station for freight on to and from the national railroad system. Most of the Company's "bridge traffic" (defined below) or "transfer" freight arrives at its Greenville yard and is destined for points east. The primary commodities that the Company "transferred" from West to East, during 2002 and 2003 were forest products, such as paper and lumber, plastic resins, and gases, such as propane and freon. The chief commodities that the Company "transferred" from East to West, during 2002 and 2003 were cocoa, scrap products, such as scrap metal and recycled paper. For the years ended December 31, 2002 and December 31, 2003, cocoa shipments accounted for approximately 14% and 15%, respectively of NYCH's revenue.

The Company provides transloading services at its rail terminal facility. Transloading involves the unloading of freight from rail cars on to trucks for delivery or the loading of freight from trucks on to rail cars for shipment. During the year ended December 31, 2003 the Company had contracts with Unified Environmental Services Group, LLC ("Unified") and Transload Services, LLC for transloading services that involved both JST and NYCH. During the year ended December 31, 2003, direct billed transload revenue accounted for approximately

27.4% of NYCH's sales. The Company believes that offering transloading services to its customers provides a turn-key solution to its customers and increases the Company's revenue from both its trucking and rail operations, (See Item 6 - Management's Discussion and Analysis or Plan of Operation for further details).

         NYCH has four distinct areas of business:

     1) Bridge Traffic. Bridge Traffic has historically been the core of the rail operations revenue. In 1999 Norfolk Southern ("NS") and CSX Transportation ("CSX") acquired Conrail's operations and since then have used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. At both its terminals, the Company receives rail cars, which are loaded on to float barges, and are ferried by tugboat between the Greenville Terminal New Jersey and the Bush Terminal Yard in New York.

          a) Westbound Freight: Railcars arrive either from local customers or from the Bayridge Junction interchange yard. They are then loaded on to float barges, and are ferried by tugboat to Greenville Terminal where they are sorted for local New Jersey delivery or are interchanged with CSAO for destinations on the national rail network.

          b) Eastbound Freight. When the railcars arrive at the Greenville Yard from the national rail network they are loaded on to float barges, and are ferried by tugboat to Bush Terminal where they are sorted for local New York delivery or are interchanged with the NYA for destinations in Long Island or the Northeast.


     2) Transload Operations. At both its terminals, the Company receives rail cars that are destined for transload operation.

          a) Greenville Operations:

               i) Containers. Rail cars arrive at Greenville Terminal and are set aside on holding tracks. Trucks carrying loaded containers from various locations in the New York Metropolitan Region arrive at the Greenville facility where the containers are loaded on to the rail cars by means of a forklift. Empty containers are then placed on the trucks for reloading. Once the rail cars are loaded they are interchanged with CSAO for destinations on the national rail network.

          b) Bush Terminal:

               i) Pipe. Loaded rail cars arrive at Bush Terminal and are set aside on warehouse tracks. Trucks are loaded with the pipe using a crane for local delivery. Pipe is sometimes warehoused for future delivery. Once the rail cars are emptied they are interchanged with CSAO for their reload destination.

               ii) Scrap Metal. Empty rail cars arrive at Bush Terminal where they are placed on holding tracks. Truckloads of scrap metal are unloaded into the waiting rail cars by means of a magnetic crane. Once the rail cars are loaded they are interchanged for final shipping.

               iii) Lumber. Loaded rail cars arrive at Bush Terminal and are set aside on warehouse tracks. Using a forklift, trucks are loaded with lumber for local delivery.

     3) Shipside & Dockside. The Company can, by means of its float barges, anchor shipside or dockside for receipt or delivery of various types of cargo. If the cargo is destined for local delivery it can be ferried to the appropriate terminal for offloading or transported to its final destination. During 2003, the Company used the shipside method of transfer for large electrical transformers, structural steel under a multi-year contract with Balfour Beatty. The Company regularly uses the dockside method for cocoa. During the year ended December 31, 2003, direct billed Shipside/Dockside deliveries, excluding cocoa, accounted for approximately 7.2% of NYCH's revenue.


          a) Cocoa- The Company is the "originating" railroad for the majority of the country's supply of cocoa. Empty rail cars arrive in Greenville where they are loaded on to float barges for ferrying to the Brooklyn docks at Red Hook. At Red Hook, the Company in conjunction with American Stevedoring and the Port Authority of New York & New Jersey have developed an efficient system whereby the Company's float barges are docked pier-side. Then, using a system of ramps or conveyor belts, the beans are loaded directly from the warehouses. Once loaded they are ferried back to Greenville Terminal and are placed on the national rail network for final destination across the country. During the year ended December 31, 2003, cocoa shipments accounted for approximately 15% of NYCH's revenue.

          b) Bridge Steel- The Company is the "destination" railroad for oversized steel beams and other heavy steel structures used in the re-construction of a bridge over the Housitanic River in Connecticut. Railcars laden with oversized and over weight structural steel are received at the Company's Greenville Yard facility by rail from the foundry. These railcars are stored until needed at the project. Then they are loaded on to the Company's carfloat and ferried to a ship anchored in the Harbor for loading and transportation to the project site.

     4) Local Deliveries. At both its Greenville and Bush Terminal facilities the Company receives rail cars destined for its local customers in Brooklyn. Rail cars received in Greenville are transported via float barge to Bush Terminal. From Bush Terminal, all rail cars are delivered directly to the Company's rail served customers.


CURRENT BUSINESS
----------------

Since Norfolk Southern and CSX Transportation acquired Conrail's operations in June 1999, both NS and CSX have used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. The Company believes, although there can be no assurance, that this trend will continue as the Company has a fast and reliable delivery system able to fulfill its customer's needs.

Most freight that is transported by rail travels substantial distances, usually over more than one railroad. To facilitate pricing, Class 1 railroads, such as NS and CSX, price and collect freight charges on behalf of all railroads along the route. The portion that belongs to each railroad is known as their tariff division. The Company comprises part of the traffic route for most rail freight transported across the New York City harbor. During the year ended December 31, 2003, NS and CSX collected approximately 51% and 7%, respectively of NYCH's tariff division. During the year ended December 31, 2002, NS and CSX collected approximately 52% and 13%, respectively of NYCH's tariff division.

As of December 31, 2003, the Company's rail operation had approximately 48 active customers. During the periods listed below the following customers accounted for more than 10% of the Company's revenues from its railroad operations:

                                         Year ended December 31,
                                        -----------------------
                                           2003          2002
                                          ------         ------
               Bloomer Chocolate Co.       10%             9%
               Balfour Beatty *             3%            15%
               Transload Services** (1)     2%            11%
               Unified  (1)***             18%            12%


                   * Balfour Beatty began shipments in May 2002.
                  ** Transload Services began shipments in March 2002.
                  *** Since September 2003, Consolidated Logistics and Transportation, Inc., an affiliate of Ronald Bridges, a director of the Company has acted as a broker for Unified's business.


                       (1) Does not include the JST portion of the revenue.

The Company's current cross-harbor operating capacity is approximately 2,000 carloads per month. For the month ended March 31, 2004, the Company was transporting approximately 271 carloads per month (a carload refers to one loaded rail car). This is an increase from periods prior to March 31, 2003 when the Company was transporting approximately 203 carloads per month. (During 2003 car volume was adversely affected due to mechanical failure of the Company's Bush Terminal Float Bridge, which was out of service for approximately 12 weeks during the year.) The Company charges between $250 and $1,500 per carload depending upon the length and weight of the railcar, and the type of commodity being shipped and method of shipment. The Company estimates that depending on the mix, it needs to handle 250 to 350 carloads per month in order to achieve profitability.


OPERATING PROPERTY AND EQUIPMENT
--------------------------------

The Company's rail operational equipment, including leased equipment, consists of two locomotives, two float bridges and four float barges. The Company has approximately 13 miles of track on the New Jersey and Brooklyn waterfronts. The Company's track is operational and in good working order. Float bridges serve as the rail link between the Company's float barges and the Company's land-based rail tracks. Each float barge contains three rail tracks and can hold between seven and eighteen railcars depending upon the size of the railcars being loaded and the size of the car float used. Two of the Company's float barges are 40 ft. by 290 ft. and two are 41 ft. by 360 ft. The two diesel-fueled locomotives are owned by the Company and used to switch railcars at the Bush Terminal and Greenville facilities. Tugboat services are subcontracted from John Brown & Sons on a monthly basis.

The Company on a month-to-month permit with New York City operates the Bush Terminal. Although this facility is fully operational, it currently operates at less than 10% of its total capacity. The monthly rental of the Bush Terminal is $2,200. (See Note H and Note I of the Financial Statements for further details). The Greenville Yard serves as the primary rail car float facility in New Jersey and connects by rail to the Oak Island freight yard in Newark, New Jersey. In September 2003, the Company exercised its option for additional acreage in Greenville. The Company's Greenville Yard is approximately 27-acres and is leased to the Company until 2023 at a rental rate of $62,500 for 2004, with annual escalations thereafter. The lease agreement with Conrail also transferred all real property associated with the operation of the rail yard to the Company for $1.00. (See Note H of the Financial Statements for further details).

TRUCKING OPERATIONS

Business Strategy- Trucking
---------------------------

The Company's primary strategy to expand the Company's trucking operations is to focus on increasing revenues by providing dispatching services and transloading services in conjunction with the Company's rail operations. The Company's strategy to expand its trucking operations and to meet its future equipment and manpower needs also includes subcontracting with additional companies, leasing equipment directly and acquiring other smaller trucking companies. In 2003 the Company commenced utilizing the Company's relationships with independent operators and subcontractors to provide dispatching services. These services are provided to assist larger companies which often need trucks and drivers, in times of peak demand, and companies, which do not own fleets or employ drivers. The Company's strategy is to have these companies (which include waste, container and shipping companies) retain JST to provide them with such transportation needs for a fixed rate. Management believes that it can charge premium rates for its dispatching services. The dispatching services provide the Company with the opportunity to fully utilize its own fleet as well as those of its independent operators and contractors. During the year ended December 31, 2003, the Company provided dispatching services for Unified and Transload Services, LLC. As of March 31, 2004, the Company did not have any definitive agreements relating to the acquisition of any other trucking companies. (See
Item 6 Management's Discussion and Analysis or Plan of Operation - "Liquidity and Capital Resources).


CURRENT BUSINESS
----------------

JST is a short-haul regional trucking company, which hauls and disposes of commercial and residential trash, which is referred to as municipal solid waste. JST collects municipal solid waste from transfer stations operated by collection companies, such as Waste Management and Republic Waste Services. JST does not collect municipal solid waste directly from residential or commercial customers. The waste collected from the transfer stations is then hauled to various waste dumps and landfills.

Since July 2001, in conjunction with NYCH, the Company's rail subsidiary, JST entered into a long-term contract for the movement of bio-solids. JST picks up containers at various locations throughout the New York metropolitan area and transports them either to the Company's Greenville rail facility for further shipment by NYCH or directly by truck to landfills.

JST dispatches its own trucks and drivers primarily in the movement of steel products pursuant to its contract with Transload Services, LLC. JST also employs dispatch services using independent operators for other containerized and non-containerized freight transportation.

During the year ended December 31, 2003, the Company also transported various other types of containerized and non-containerized freight. Currently the freight handled by JST consists primarily of municipal solid waste, construction and demolition materials, non-hazardous contaminated soil, crushed rock, pipe, structural steel, rolled steel and bio-solids. JST services customers and transfer stations primarily in the Northeastern United States.

As of December 31, 2003, the Company's trucking operation had approximately 42 active customers. During the periods listed below the following customers accounted for more than 10% of the Company's revenues from its trucking operations:

                                       Year ended December 31,
                                       -----------------------
                                          2003             2002
                                         ------           ------
      Transload Services(1)                 *              11%
      Unified (1) **                       78%             65%

*  Less than 10%
** Since September 2003, Consolidated Logistics and Transportation, Inc., an affiliate of Ronald Bridges, a director of the Company has acted as a broker for Unified's business.

(1) Does not include the NYCH portion of the revenue.


OPERATING EQUIPMENT & PERSONNEL
-------------------------------

JST's operational equipment, including leased equipment, consists of 13 tractors, two dump trucks and 15 trailers. The Company is currently evaluating other vehicles it owns or leases that are either not used or are non-operational. The Company intends to either repair or dispose of such equipment. In addition to the Company-owned equipment, JST leases tri-axle dump trucks, walking floor trailers, dump trailers and tractors as needed.

The majority of equipment owned by JST is leased to a prime subcontractor, GM Trucking Inc., on a month-to-month basis. Under JST's contracts, GM Trucking, Inc. hauls and disposes of the waste for JST's customers and bills JST for the drivers and related expenses. JST is not required to maintain any licenses or permits, which are material to its operations as subcontractors perform the waste hauling and disposal services. By subcontracting its personnel requirements, JST is able to reduce administrative expenses and avoid the need to obtain the licenses and permits required to haul and dispose of waste.

In January 2002, JST signed a collective bargaining agreement with the International Brotherhood of Teamsters, Local 701. This agreement enables JST to service its customer's sites where union drivers are required. JST uses a professional employer organization to lease these union drivers. A professional employer organization provides an integrated approach to the management and administration of the human resources and employer risk of its clients, by contractually assuming substantial employer rights, responsibilities, and risks. JST pays the professional employer organization, which pays the payroll taxes and the drivers directly. The Company believes that leasing drivers from the professional employer organization provides it with a cost effective solution to the normal administrative requirements and additional costs required to administer its own personnel.

During 2003, the Company regularly employed several additional union and non-union subcontracting companies and independent operators to facilitate its freight operations. These companies run between six and 20 additional vehicles daily to service the Company's requirements.


COMPETITION

Rail: Although the Company is the only carrier transporting rail cars across New York Harbor, the Company faces competition from other railroads for the movement of commodities and bulk freight. The Company also competes with medium and short-haul trucking companies for the transportation of commodities. Any improvement in trucking legislation, for example, allowing increases in truck size or allowable weight, could increase competition and may adversely affect the Company's business. The Company believes that competition for the freight transported by the Company is based, in the long term, as much upon service and efficiency as on rates. As a result, the Company strives to offer shippers greater convenience and better service than competing forms of transportation and at lower costs.

Trucking: The trucking industry is extremely fragmented. In past years, periods of over-capacity in the trucking industry have led to intense competition and price discounting, resulting in decreased margins and a significant number of business failures. JST competes with numerous regional and local trucking companies. JST also competes with alternatives to landfill disposal, (such as waste incinerators) because of state requirements to reduce landfill disposal. JST competes with other motor carriers for the services of independent operators. Larger waste disposal customers tend not to change haulers on pricing alone. Consequently, the Company is of the opinion that JST's competitive advantage lies in customer service and reliability. Further, the Company believes that it has reduced the effects of competition by its transportation of freight in conjunction with the Company's rail operations, thus increasing its competitive advantage.


REGULATION

The Company's rail operations are subject to regulation by the Surface Transportation Board ("STB"), the Federal Railroad Administration ("FRA"), state departments of transportation and some state and local regulatory agencies. The STB has jurisdiction over, among other things, service levels and compensation of carriers for use of railcars by other carriers. The STB also authorizes extension or abandonment of rail lines, the acquisition of rail lines and the consolidation, merger or acquisition of control of railroads. The STB may review rail carrier pricing in response to a complaint concerning rates charged for transportation where there is an absence of effective competition. The FRA has jurisdiction over safety and railroad equipment standards and regularly monitors the maintenance of the Company's equipment. The Company is of the opinion that it is in material compliance with all applicable regulations of the STB and the FRA.

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

See Item 3 of this report for information concerning the abandonment proceeding against the Company's operations at Bush Terminal in Brooklyn, New York.

The Company's trucking operations are subject to regulation by various federal and state departments of transportation and some state and local regulatory agencies. However since JST utilizes the services of subcontractors to transport waste, JST is not currently required to have any permits or licenses from any federal, state or local government agencies.


ENVIRONMENTAL MATTERS

The operations of the Company are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the United States Environmental Protection Agency and comparable state agencies that govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. The Company believes that its operations are in compliance in all material respects with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures.

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

Pursuant to the Emergency Planning and Community Right to Know provisions of the Superfund Amendments and Reauthorization Act the Company has adopted procedures that employees are to follow in case of any inadvertent release of hazardous materials. The Company periodically conducts training exercises with respect to these procedures as required by FRA.

The Company does not transport or dispose of toxic, hazardous or medical waste. NYCH, transports hazardous materials (primarily propane and freon) across New York Harbor. The Company has a permit from the US Department of Transportation to transport hazardous materials.

See Item 3 of this report for information concerning a lawsuit filed against the Company, which alleges that the Company disposed of hazardous waste at the Company's Bush Terminal.

See Item 3 of this report for information concerning a lawsuit filed against the Company, which alleges that the Company disposed of waste at the Company's Greenville Yard.


EMPLOYEES

As of March 31, 2004, the Company had 16 employees, 13 full-time employees and three part-time employees.

Of these employees, three serve as executive officers, one on a full time basis as President, one on a full-time basis as Executive Vice President of Government Relations and one on a part-time basis, as Chief Financial Officer. Three other employees work in administration, two part-time for the trucking subsidiary and one part-time bookkeeper. Of the remaining 10 employees, five work in trucking and five work in rail operations.

In addition to the full-time employees, the Company employs numerous "fill-in employees", who are used to fill temporary vacancies in its operations caused by peak demand, sickness, vacations or other contingencies, as well as, numerous independent operators, consultants and subcontractors.

The Company allocates four employees' services to both its rail operation and trucking operations; they are its President, Executive Vice President of Government Relations, Chief Financial Officer and bookkeeper.

NYCH has a collective bargaining agreement with a union, which was signed in August 2001 and expires in August 2004, for four of the operational employees.

They consist of a locomotive engineer, two conductors and a bridgeman. JST has a collective bargaining agreement with a union, which was signed in July 2001 and expires in July 2004. All other personnel used in the Company's trucking operations are subcontracted.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's common stock, stockholders and prospective investors should carefully consider the information contained in this Form 10-KSB for the fiscal year ended December 31, 2003 including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis or Plan of Operation".

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


Item 2. Description of Property.

 (See Item 1 of this report.)


Item 3. Legal Proceedings.

A) The City of New York v. New York Cross Harbor Railroad Terminal Corp., Robert
R. Crawford and New York Regional Rail Corporation". United States District Court Southern District of New York, bearing Case No. 98 Civ. 7227. Action commenced November 19, 1998. The City makes allegations in this case that Robert Crawford, the Company's former President, and the Company are required to indemnify the City for its cost of removal and cleanup of certain hazardous substances and petroleum at the Company's Bush Terminal facility. The suit alleges that certain parties were instructed by the Company to dispose of hazardous and toxic materials in an illegal manner. The plaintiff is seeking recovery of approximately $850,000, which it claims to have spent on the investigation and cleanup of the alleged disposal, as well as all future investigation and cleanup costs, and the cost of this litigation. The lawsuit is presently in mediation. No provision has been made in the financial statements related to this matter.

B) On November 2, 2001, NYCEDC filed an adverse abandonment petition with the Surface Transportation Board (the "STB") against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York seeks to remove NYCH, from the Bush Terminal Yard in Brooklyn, New York. The reasons stated within the City's STB filing are (i) the Company's financial condition, specifically that it has had late fees on rent since 1995 of over $20,000,(ii) the alleged dumping of pesticides and oil on the Bush Terminal property by Robert Crawford, which is the subject of ongoing litigation and (iii) ongoing failure to install a properly working sprinkler system at the Bush Terminal office building. On May 9, 2003, the STB granted the request of the City of New York's Economic Development Corporation for adverse abandonment. On August 27, 2003, the Company petitioned for a stay pending judicial review of the STB's decision for abandonment which was granted by the STB. In its decision the STB stated,

         "A stay would also preserve the status quo for NYCH and the affected shippers during the pendency of judicial review proceedings, thereby avoiding any disruption to their current operations that would be needless if the Board's decision were not to withstand judicial review. Nor would a stay irreparably harm the City. The City, while eager to remove NYCH from the tracks and facilities as soon as possible, should also have an interest in an orderly process and in avoiding the difficult-to-remedy situation that could result if the Board's decision is later overturned by a reviewing court. Furthermore, during this period, the parties may be able to reach agreement resolving some of their differences, most notably, access for NYCH to the 65th Street floatbridge facility."

In September 2003, the Company filed an appeal of the STB's May 9, 2003 decision in Federal Court. As of March 31, 2004, the matter has been set for a mediation conference expected to be held during the second quarter of 2004 and normal operations continue at Bush Terminal in Brooklyn.

C) Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index No. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that Mr. Crawford did not pay them. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in NYCH and unspecified monetary damages to be determined by the court. The term "restoration of their equitable interest" is the exact wording used in the "claim for relief" section of the complaint. The term is not defined within the complaint. The Company intends to vigorously defend this action. The Company has satisfied its retained portion of the costs of this litigation, any additional costs up to $1,000,000 will be borne by the Company's insurance carrier.

D) Ben-Ami Friedman v NYCH, CH Partners, a Limited Partnership. Supreme Court, New York County Index No. 602932/96. The plaintiff alleges breach of employment agreements in 1990, 1991 and 1994 and is seeking $261,390. Depositions have yet to be scheduled. The Company intends to vigorously defend this action. The ultimate resolution of this matter is not ascertainable at this time. Mediation and/or trial are presently scheduled for May 7, 2004. No provision has been made in the financial statements related to this matter.

E) Crawford v New York Regional Rail Corporation. Supreme Court of the State of New York, County of Kings, Index No. 27431/03, commenced July 24, 2003. The plaintiff alleges amounts owing of approximately $314,000 and 10,000,000 shares of common stock. The plaintiff sought summary judgment for the amounts allegedly owed on promissory notes. The Company moved to disqualify the plaintiffs' attorney, Lawrence Lonergan, for conflict of interest. Mr. Lonergan was a partner in the firm that served as the Company's primary legal counsel prior to August 1999. On January 13, 2004, judgment was entered in favor of the Company, denying the plaintiffs' claim for summary judgment on the amounts allegedly owed on the promissory notes. In addition, the Company's motion was granted to disqualify Mr. Lonergan on the grounds of his conflict of interest. The Company has asserted counterclaims and independent claims against Robert Crawford, Arline Crawford, Bruce Crawford and Citrus Springs Trust, beneficially owned by the Crawford family and others, for, among other things, alleged theft of corporate assets, including an equity interest in North American Software Associates and alleged fraud in the issuance of more than 24,000,000 shares of common stock to Robert Crawford, Arline Crawford, Bruce Crawford and Citrus Springs Trust. The Company does not anticipate that there will be any adverse material effects on its financial statement as a result of this matter.

F) New York Cross Harbor Railroad Terminal Corp. v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross

Harbor Terminal Corp., Superior Court of New Jersey. These two related matters concern the Company's intermodal operations in Jersey City and the recent land filling and leveling activities. Jersey City seeks an injunction alleging a public nuisance and violations of certain environmental statutes including the New Jersey Solid Waste Management Act. Both matters continue to be litigated with NYCH vigorously defending the affirmative claims of Jersey City and in pursuing counterclaims for various causes of action. The Company has stipulated in the suit that it has not illegally dumped hazardous waste and the results of all soil samples taken by Jersey City and the Company, while supervised by the NJDEP have validated this contention. At the suggestion of the magistrate hearing the main case, the Company and Jersey City have begun settlement discussions. As of March 31, 2004, no settlement has been reached. If unsuccessful in these discussions, the Company intends to vigorously defend this action and believes it will be exonerated of all charges. NYCH's attorneys are of the position that the claims of Jersey City are without merit and believes there is a significant likelihood of success in these matters.

G) Ameril Corp. v New York Regional Rail Corporation, bearing Case No. 03-02254 CA 04, 11th Judicial Circuit, Dale County, Florida. In this case the plaintiff alleges that it is owed $338,983 plus interest by virtue of three promissory notes from 1995. The Company will contest these allegations as it has never received the funds and additionally that Florida's statute of limitations is five years. The Company intends to vigorously defend itself in this action. Discovery is underway. The Company has moved to dismiss the complaint and is waiting the scheduling of a hearing on the motion to dismiss. The ultimate resolution of this matter is not ascertainable at this time.

H) The Company is also a party to routine claims and suits brought against it in the ordinary course of business. Some of these matters are covered by insurance. In the opinion of management, the outcome of these claims is not expected to have a material adverse effect on the Company's business, financial condition, or results of operations.


Submission of Matters to a Vote of Security Holders.

See Schedule 14a preliminary proxy to shareholders filed March 29, 2004, incorporated by reference, for further details.


                                     PART II


ITEM 5.  Market for Common Equity and Related Stockholders Matters.


(a) Market Information
    ------------------

The Company's common stock, $.0001 par value is listed on the Electronic Over-the-Counter Bulletin Board and traded under the symbol NYRR. The Company's Common Stock has traded on the Electronic Over-the-Counter Bulletin Board since May 9, 2002. From March 21, 2001 until May 8, 2002 the Company's common stock was listed on the National Quotation Data Service ("pink sheets") under the same symbol.

The following table sets forth, for the periods indicated, the closing high and low prices on the dates indicated below for our common stock for each full quarterly period within the two most recent fiscal years.

         Fiscal Year Ended December 31, 2003     Quarterly Common Stock Price
         By Quarter                                       Ranges (1)
         ------------------------------------     ----------------------------
                                                         High      Low
                                                        ------    -----
           March 31, 2003                               $0.08     $0.05
           June 30, 2003                                 0.09      0.05
           September 30, 2003                            0.06      0.04
           December 31, 2003                             0.10      0.05


         Fiscal Year Ended December 31, 2002     Quarterly Common Stock Price
         By Quarter                                       Ranges (1) & (2)
         ------------------------------------     ----------------------------
                                                         High      Low
                                                        ------    -----
           March 31, 2002 (2)                           $0.07     $0.03
           June 30, 2002 (1) & (2)                       0.11      0.03
           September 30, 2002 (1)                        0.11      0.07
           December 31, 2002 (1)                         0.11      0.06


          1) The Company's common stock has traded on the Electronic Over-the-Counter Bulletin Board since May 9, 2002. The following statement specifically refers to the common stock activity, if any, since May 9, 2002. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." To the extent that limited trading in the Company's common stock took place, such transactions have been limited to the over-the-counter market. The over-the-counter market and other quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

          2) From March 22, 2001 to May 8, 2002, all bid prices indicated are as reported to the Company by broker-dealer(s) making a market in its common stock in the National Quotation Data Service ("pink sheets"). During such dates the common stock was not traded or quoted on any automated quotation system other than as indicated herein.


(b) Holders
    -------

As of the close of business on April 20, 2004 there were 1,692 stockholders of record of the Company's common stock and 199,844,790 shares issued and outstanding.

(c) Dividends
    ---------

The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its common stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its common stock in the foreseeable future. Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities and any preferred stock outstanding.

The provisions in the Company's Certificate of Incorporation relating to the Company's preferred stock allow the Company's directors to issue preferred stock with rights to multiple votes per share and dividends rights, which have priority over any dividends paid with respect to the Company's common stock. The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.


RECENT ISSUANCE OF UNREGISTERED STOCK AND OPTIONS.

In December 2003, accrued dividends on 440,000 shares of Series C Preferred Stock totaling $118,131 were converted into 2,050,887 shares of common stock. Upon conversion the holder of the shares of Series C Preferred Stock received a warrant to purchase an additional 2,828,968 shares of common stock at an exercise price of $0.12 per share.

On December 15, 2003, the Company's chief financial officer exercised warrants to purchase 26,411 shares of common stock, which were granted in accordance with the terms of his employment agreement. The warrant exercise prices ranged from $.0495 per share to $0.066 per share. The warrants were exercised through the use of $1,500 of accrued consulting fees.

Between October 20, 2003 and November 12, 2003 the Company sold 6,187,500 shares of common stock for an aggregate of $247,500, to 10 unrelated third parties.

On October 28, 2003 the Company sold 625,000 shares of common stock for $25,000 to a director of the Company.

On September 30, 2003, the Company's chief financial officer exercised warrants to purchase 21,898 shares of common stock, which were granted in accordance with the terms of his employment agreement. The warrant exercise prices ranged from $.057 per share to $0.077 per share. The warrants were exercised through the use of $1,500 of accrued consulting fees.


The sale of these securities was exempt from the registration requirements of the Security Act of 1933 as amended (the "Act") pursuant to Section 4 (2) thereof. The shares issued in these transactions were acquired for investment purposes only and without a view to distribution. The persons that acquired these shares were fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own accounts. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 promulgated under the Act No underwriters were used and no commissions were paid in connection with the issuance of these shares.


SHARES RESERVED FOR POTENTIAL FUTURE ISSUANCE.

The Company does not currently have the shares it requires by virtue of obligations under various notes, options, warrants, employment agreements, consulting agreements, retainer agreements and other agreements. The Company's Board of Directors intends to request the shareholders to authorize an increase in the number of shares of common stock to 280,000,000 from the current 200,000,000. See the Company's PRE 14A "Other preliminary proxy statements", dated March 31, 2004, as amended, which is hereby incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include the level of freight shipments, competition, future contractual terms with landfill authorities, impact of government regulations, availability of capital to finance growth and general economic conditions.

The following should be read in conjunction with the attached financial statements and notes thereto of the Company.


                         Balance Sheet Data

                                            Years Ending December 31,
                                             2003               2002
                                           ----------       ------------

 Current Assets                          $ 1,316,031         $1,114,842
 Total Assets                              4,908,625          5,135,486
 Current Liabilities                       6,067,249          6,030,166
 Total Liabilities                         7,868,558          7,783,207
 Working Capital (Deficit)                (4,751,218)        (4,915,324)
 Stockholders' (Deficit)                  (2,959,933)        (2,667,566)


                           Operating Data
                                           Years Ending December 31,
                                             2003               2002
                                           ----------       ------------
Operating revenues                       $ 5,623,625        $ 5,431,871
Operating expenses                        (4,310,570)        (3,704,561)
Administrative expenses                   (2,203,829)        (1,576,495)
Other income (expense)                        32,171           (182,497)
Minority interest in (income)loss             19,854            (19,854)
of subsidiaries
                                          -----------       ------------
Net loss                                  $(838,758)         $  (51,527)
                                          ===========       ============



General
-------

The Company operates a short-line railroad, which transports freight via rail/barges across New York Harbor and a regional trucking company in the business of short-haul freight transportation and landfill management.


RECENT DEVELOPMENTS

Change in Control
-----------------

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 750 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 1,750 additional shares of Series D Preferred Stock. In connection with the transaction Transit Rail LLC received a proxy from the holder of the shares of Series C Preferred Stock granting it the right to vote approximately 39.8% of the Company's voting securities. Upon the purchase of 1,700 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock shall be entitled to 120,000 votes, which would represent 50.5% of the Company's voting securities based upon the number of shares of common stock presently outstanding.

Affiliates of Transit Rail, LLC own or operate a fleet of approximately 575 rail cars that transport construction and demolition material generated from high-cost disposal markets in the Northeastern United States to low-cost landfills located in the Midwest. Such affiliates own and operate rail-served transfer stations in Connecticut and Massachusetts which handle construction and demolition material. They also provide rail disposal services for the largest transfer station in New York City and operate a municipal solid waste landfill in Ohio. The Company expects that in addition to its investment, Transit Rail, LLC or its affiliates in conjunction with the Company will submit proposals and bid on projects, which are in the waste transportation and disposal areas, utilizing the Company's unique rail assets.


See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively with filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.


Business Strategy-Rail
----------------------

The Company intends to capitalize on the New York City metropolitan area's need for faster, lower cost services for the movement of freight between New York City and New Jersey. Based upon the implementation of recommendations of studies prepared by the City of New York, Port Authority of NY/NJ and the Army Corps of Engineer reconstruction and expansion of the rail infrastructure is underway and additional projects may be commenced. The studies recommend that a substantial portion of freight which is presently transported by truck be transported by rail. The Company believes that there will be significant opportunity for growth as a result of these projects.

The Company plans to seek opportunities for growth based on New York City's need to find alternative means for the removal of the approximately 26,000 tons of waste that it produces daily. New York City has completed plans for the disposal of its waste. The main impetus for the plans was the closing of New York City's primary landfill, the Fresh Kills Landfill, in March 2001. Although New York City's plan intends for such waste to be shipped to out-of-state landfills, this plan has encountered several roadblocks, including litigation, a fragile highway and bridge infrastructure and resistance from the public. New York City has been soliciting long-term proposals and plans to handle the shipping of waste. The Company's plan is to utilize its services to assist New York City in such plans while addressing the issues and concerns raised by proponents of such plans.

The Company is exploring expanding its services to include providing barge unloading facilities. Management believes that barge unloading services are synergistic with the Company's rail and trucking operations and offer a significant opportunity to increase revenue from new services as well as increase revenue from its existing services.

Based upon these opportunities and the Company's independent development of originating shipments including containerized freight, the Company believes that the Company's rail operations are positioned to attain profitability. However, there can be no assurance that the Company will achieve profitability in the next 12 months, or at all.

Business Strategy- Trucking
---------------------------

The Company's primary strategy to expand the Company's trucking operations is to focus on increasing revenues by providing dispatching services and transloading services in conjunction with the Company's rail operations. The Company's strategy to expand its trucking operations and to meet its future equipment and manpower needs also includes subcontracting with additional companies, leasing equipment directly and acquiring other smaller trucking companies. In 2003 the Company commenced utilizing the Company's relationships with independent operators and subcontractors to provide dispatching services. These services are provided to assist larger companies which often need trucks and drivers, in times of peak demand, and companies, which do not own fleets or employ drivers. The Company's strategy is to have these companies (which include waste, container and shipping companies) retain JST to provide them with such transportation needs for a fixed rate. Management believes that it can charge premium rates for its dispatching services. The dispatching services provide the Company with the opportunity to fully utilize its own fleet as well as those of its independent operators and contractors.


Recent Accounting Pronouncements

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

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 0-21 mandates how to identify whether goods or services or both are delivered separately in a bundled sales or licensing arrangement should be accounted for as separate units of accounting. The consensus is effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30,

2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.



YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002


RESULTS OF OPERATIONS


The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2003 were:

                                    Railroad             Trucking

         Operating revenues       $ 1,368,832          $ 4,254,793
         Operating expenses           482,960            3,827,610
         Gross profit                 855,872              427,183


The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2002 were:

                                   Railroad             Trucking

         Operating revenues       $ 1,685,899          $ 3,745,972
         Operating expenses           595,244            3,109,317
         Gross profit               1,090,655              636,655


During the year ended December 31, 2003, the Company had $5,623,625 in revenue compared to $5,431,871 in revenue during the year ended December 31, 2002, an increase of $191,754 or 3.5%. Management believes that the increase is primarily attributable to rail operations' invoicing for contract guarantees and demurrage (car hire charged by the Company to its customers), non-recurring income in connection with the renegotiated contract with Unified of $180,000, non-recurring income in connection with the contract termination with Transload Services, LLC and increased revenue at the Company's trucking operation which added new clients throughout the year. The increase was offset by loss of revenue for the rail operations of approximately $300,000 due to a series of temporary work stoppages due to bridge maintenance. These stoppages totaled approximately 12 weeks and occurred during various times of the year.

Operating expenses for the year ended December 31, 2003 were $4,310,570 compared to $3,704,561 an increase of $606,009 or 16.4% as compared to the year ended December 31, 2002. Operating expenses as a percentage of operating revenues were

76.7% for the year ended December 31, 2003 as compared to 68.2% for year ended December 31, 2002. Management believes that the increase was caused primarily by increased fuel costs and an increase in revenue at JST, which has a lower margin than rail operations.

Administrative expenses increased in the year ended December 31, 2003, by $ 627,334. As a percentage of operating revenues, administrative expenses increased to 39.2% for the year ended December 31, 2003, from 28.5% for the year ended December 31, 2002. Management believes that the increase is primarily attributable to a reserve for bad debts in the amount of $256,236, an increase of $30,000 in the rent for the Greenville Yard, a deferred rent charge of $87,500 and an increase of $116,813 in legal fees as well as, increases in fuel, tug and other transportation costs.

Other income increased by $214,668. The increase is primarily due to the approval of Conrail of a credit for $129,494 for a deferred rental liability from the Company's 1993 lease, a $30,000 reduction of interest expense as a result of lower debt, an increase in the gain on forgiveness of debt and sale of fixed assets in the amount of $86,574, offset by a settlement of an employment agreement of $16,000.

The results of operations for the year ended December 31, 2003 were adversely affected by the temporary loss of the use of the Company's float bridge in Brooklyn due to a series of temporary work stoppages due to bridge maintenance, resulting in loss of revenue for the rail operation of approximately $300,000. The stoppages totaled approximately 12 weeks and occurred during various times throughout the year. In addition, the results of operations were affected by a non-cash accrual for deferred rent in the amount of $88,750, a reserve for bad debts in the amount of $256,236 and substantially higher legal costs which totaled $306,421. These events were partially offset by increased revenue from trucking operations together with non-recurring income from contractual agreements, guarantees and demurrage charges.



LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash provided by operating activities of $ 89,467 during the year ended December 31, 2003 compared to net cash provided by operating activities of $315,203 for the year ended December 31, 2002. The decrease of $225,736 was primarily caused by an increase in net loss, an increase in accounts receivable and gain on forgiveness of debt, which was reduced primarily by increases in the reserve for bad debts, payroll taxes payable, accrued expenses, deferred rent and accounts payables.

The Company had net cash used in investing activities of $133,510, during the year ended December 31, 2003 as compared to net cash used in investing activities of $360,425 for the year ended December 31, 2002. The decrease of $226,915 was the result of a decrease in the purchase of machinery and equipment.

The Company had net cash provided by financing activities of $174,807, during the year ended December 31, 2003 as compared to net cash provided by financing activities of $108,802 for the year ended December 31, 2002. The increase of $66,005 was caused primarily by the sale of common stock for $272,500 during the year ended December 31, 2003.

The Company's working capital deficit on December 31, 2003 decreased by $164,106 from $4,915,324 to $4,751,218 on December 31, 2003.

Total assets of the Company on December 31, 2003 decreased by $226,861 to $4,908,625 from $5,135,486 on December 31, 2002. The decrease was due primarily to deprecation and amortization expense of $558,548 and a bad debt expense that resulted in a reduction of accounts receivable of $256,236. The decreases were offset by approximately $133,000 of fixed asset additions and a $272,500 increase in cash from the October 2003 financing. Current assets increased by $201,189 to $1,316,031 on December 31, 2003 from $1,114,842 on December 31,

2002. The increase in current assets is primarily attributable to an increase in accounts receivable and in cash on hand as a result of a $272,500 increase in cash from the October 2003 financing which was offset by bad debt expense that resulted in a reduction of accounts receivable of $256,236. Other assets were $324,663 on December 31, 2003 as compared to $384,226 on December 31, 2002.

On December 31, 2003, the Company had total liabilities of $7,868,558 as compared to $7,783,207 on December 31, 2002. On December 31, 2003, current liabilities were $6,067,249 as compared to $6,030,166 on December 31, 2002. The Company's working capital on December 31, 2003 decreased by $164,106 to $(4,751,218) from $(4,915,324) on December 31, 2002.


As of December 31, 2003 the Company had the following current liabilities:

                 Accounts payable                                 $  675,068

                 Accrued expenses                                 $ 3,279,787

                 Notes payable and current maturities
                 of long-term debt                                $ 962,387

                 Payroll taxes payable                            $ 1,150,007


Accounts payable include $675,068 of trade payables that are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations.

Accrued expenses include $1,085,090 for accrued real estate taxes payable to New York and New Jersey.

The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $548,700 for these real estate taxes. As of March 31, 2004, the Company is actively attempting to settle this dispute. (See Note H for additional information in regards to this matter.)

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $536,390 for these real estate taxes. As of March 31, 2004, the Company is actively attempting to settle this dispute.
(See Note H for additional information in regards to this matter.)

Accrued expenses also include a "Reserve for Legal Contingencies and Other Commitments" of approximately $1,860,000. In accordance with recently issued accounting pronouncements of the FASB, specifically SFAS Statement No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity the Company has re-classified approximately $300,000 of short-term debt and $1,500,000 of equity to "Reserve for Legal Contingencies and Other Commitments". (See Note I for additional information in regards to this matter.)

Accrued expenses include approximately $331,000 owed for accrued interest on convertible notes. The Company anticipates that most of the accrued interest will be satisfied through the issuance of common shares. However, there can be no assurance that this will occur.

Notes payable and current maturities of long-term debt totaling $962,387 includes $241,178 of current maturities of long-term debt primarily for equipment leases or settlement payments on outstanding debts and is payable over 12 months. It also includes $445,000 of convertible notes. Of these Notes the Company anticipates that $235,000 will be converted into equity. However, there can be no assurance that this will occur. The remaining $210,000 is the subject of a February 2004, settlement agreement. (See Note M -"Subsequent Events" of the Financial Statements for additional information in regards to this matter.)

The Company has an accrual for payroll taxes payable in the amount of $1,150,007. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll tax; however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes it is still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. As of March 31, 2004, the Company is actively attempting to settle this s dispute. However, there can be no assurance that the Company will achieve a satisfactory settlement.

The lease portion of the 2003 Agreement signed with Conrail (see Part II Item 5 of the 10-QSB for the quarter ended March 31, 2003 and NOTE H - COMMITMENTS -" LEASE COMMITMENT" on Form 10-KSB for year ended December 31, 2002 for further information) provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. Pursuant to the lease, in September 2003, the Company exercised an option to lease an additional five acres in the Greenville Yard. The agreement contains rent concessions early in the lease term and then the base rent is $168,500 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in an $88,750 non-cash deferred rent charge during the year ended December 31, 2003.

Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with PANYNJ. Under the agreement the PANYNJ will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers which will be applied against the amount of the judgment. This agreement was extended on October 1, 2003 for an additional year. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. The Company's current liability is estimated to be $345,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement. As of March 31, 2004, the Company is actively attempting to settle this dispute. (See Note H of the Financial Statements for additional information in regards to this matter.)

Long-term liabilities include notes payable to related parties totaling $689,700 including interest. These Notes were converted into shares of common stock in February 2004. (See Note M -"Subsequent Events" for additional information in regards to this matter.)

There are administrative remedies available to the Company's creditors including, but not limited to, judgments, liens and levies, which can be placed on the Company's bank accounts. Historically, these remedies have been used by the creditors of the Company and have resulted in additional cash flow hardships for the Company. There can be no assurance that any of these remedies may not be used in the future. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $6 million, but management currently anticipates that these matters will be resolved at a comparatively lower sum and further believes absent satisfactory resolution it would ultimately prevail in the judicial process. The failure of the Company to achieve satisfactory settlements or prevail with respect to pending or threatened litigation may have a material adverse effect on the Company.

The Company does not have any significant available credit or bank financing, except for lease financing for the Company's trucking operations. However, the Company may qualify for low interest loans through the Federal Rail Administration for short-line railroads and grants from New York and New Jersey State Department of Transportation for capital improvements. Due to historical operating losses, the Company's operations have not been a source of liquidity. Until such time as the Company becomes profitable, the Company's continued operations will depend upon the availability of additional funding. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be able to obtain additional funding, if needed, or, if available, on terms satisfactory to the Company. There can be no assurance that the Company's operations will be able to generate sufficient revenues to be profitable. Based on the Company's anticipated operations and assuming the receipt of the financing from the sale of 1,750 shares of Series D Preferred and prevailing in outstanding litigation and/or obtaining satisfactory settlements with its creditors, the Company believes that it will have sufficient financing for the next 12 months. See Note - M "Subsequent Events" for commitment funding entered into in February 2004.

The Company has a working capital deficit and has required additional financing. Until recently (see Note - M "Subsequent Events" the attached Financials Statements for further details), the only source of funds available to the Company has been though issuance of floating rate convertible debentures or by issuing shares in return for services.

In the first quarter of 2003, $223,990 of the Company's convertible notes were exchanged for 5,117,519 shares of common stock and approximately $67,000 of accrued legal fees were converted into 800,000 shares of common stock. During the year ended December 31, 2003 the Company's Chief Financial Officer exercised options to purchase 111,403 shares of common stock at in exchange for $7,500 of accrued compensation. In the fourth quarter of 2003, the Company sold 6,812,500 shares of common stock for $272,500.

In February 2004, convertible notes in the amount of $210,000 plus accrued interest were the subject of a settlement agreement. Notes payable, related parties totaling $689,700 in principal plus accrued interest were converted into 6,890,700 shares of common stock in February 2004. In February 2004, the Company purchased the remaining 49% of the stock of JS Transportation, Inc. in exchange for 4,000,0000 shares of common stock and the return to treasury of 840,000 shares of the Company's common stock.

The Company has options and warrants to purchase an aggregate of 14,855,830 shares of common stock outstanding primarily as a result of past financings. The options and warrants are exercisable at approximately $0.15 per share. In the event that all of the options and warrants are exercised, then the Company would receive gross proceeds of approximately $2,230,000. The Company presently does not have a sufficient number of authorized shares of common stock for the issuance of the shares of common stock upon the exercise of the options and warrants, but intends to authorize additional shares of common stock. (See Note I of the attached Financials Statements for further details.)

Item 7. Financial Statements

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
New York Regional Rail
New York, NY

We have audited the accompanying consolidated balance sheet of New York Regional Rail Corporation and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Regional Rail Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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




                                          Sherb & Co., LLP
                                          Certified Public Accountants
April 19, 2004
New York, New York

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31 2003


                                     ASSETS

Current assets
 Cash                                                       $   216,912
 Accounts receivable, net of allowance for doubtful
  accounts of $177,609                                          979,517
 Prepaid expenses and other current assets                      119,602
                                                             ----------
    Total current assets                                      1,316,031

Property and equipment, net                                   3,267,931
                                                             ----------
Other assets                                                    324,663
                                                             ----------
                                                            $ 4,908,625
                                                             ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current maturities of long term debt                       $   241,178
 Convertible promissory notes:
  Others                                                        445,000
Other short-term debt:
  Related parties                                                42,000
  Others                                                        234,209
Accounts payable                                                675,068
Accrued expenses                                              3,279,787
Payroll taxes payable                                         1,150,007
                                                             ----------
    Total current liabilities                                 6,067,249

Deferred rent payable                                            88,750

Long term debt                                                1,712,559

Stockholders' deficit:
 Series C Convertible Preferred Stock,
  $.001 par value, 500,000 shares authorized;
  440,000 shares issued and outstanding                         440,000
 Series D Convertible Preferred Stock,
  $.001 par value, 2,500 shares authorized;
  750 shares issued and outstanding                                -
 Common stock, $.0001 par value, 200,000,000 shares
  authorized; 194,944,298shares issued and outstanding           19,494
 Additional paid-in-capital                                  13,425,109
 Accumulated deficit                                        (16,844,536)
                                                             ----------
    Total stockholders' deficit                              (2,959,933)
                                                             ----------
                                                            $ 4,908,625
                                                             ==========




                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                      FOR THE YEAR ENDED
                                                        December 31,
                                                   --------------------------
                                                     2003              2002
                                                  ----------        ----------
Operating revenues                               $ 5,623,625       $ 5,431,871

Operating expenses                                 4,310,570         3,704,561
                                                  ----------        ----------
Gross Profit                                       1,313,055         1,727,310

Legal                                                306,421           189,608
Selling and administrative expenses                1,897,408         1,386,887
                                                  ----------        ----------
Total Administrative Expenses                      2,203,829         1,576,495
                                                  ----------        ----------
Income/ (loss) from operations                      (890,774)          150,815

Other income (expenses):
 Contract settlement                                 (16,000)             -
 Forgiveness of debt and gain on fixed assets        230,720            29,234
 Interest expense, net                              (182,549)         (211,731)
                                                  ----------        ----------
Total other income (expenses)                         32,171          (182,497)
                                                  ----------        ----------
Loss before  minority interest                      (858,603)          (31,682)

Minority interest in (income) loss of subsidiary      19,845           (19,845)
                                                  ----------        ----------
Net loss                                            (838,758)          (51,527)

Deemed preferred stock dividend                       44,000            44,567
                                                  ----------        ----------
Loss applicable to common shareholders           $  (882,758)      $   (96,094)
                                                  ==========        ==========

Loss per share - basic and diluted:              $     (0.00)      $     (0.00)
                                                  ==========        ==========

Weighted average common shares outstanding
     basic and diluted                           188,171,115        180,378,101
                                                 ===========        ===========



                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                  Common Stock       Preferred Series C
                             ---------------------- -------------------      Additional        Accumulated
                                 Shares     Amount    Shares      Amount   Paid-in Capital       Deficit              Total
                              -----------  --------  ---------   --------  ----------------   ---------------    --------------
Balance at December 31 2001   172,066,491 $ 17,207    500,000   $ 500,000    $12,316,425      $ (15,867,950)     $  (3,034,318)

Conversion of debt into
 common stock                   4,619,081      462       -           -           154,601               -               155,063
Common stock issued for
 services                       1,220,033      122       -           -            97,480               -                97,602
Common stock issued for
 settlement of employment
 agreemnet                        165,667       17       -           -            13,236               -                13,253
Conversion of Pfd 'C" into
 common stock                   1,787,310      179    (60,000)    (60,000)        59,821               -                  -
Conversion of dividend into
 common stock                   2,570,789      256       -           -            86,045            (86,301)              -
Common stock issued for
 options                          393,505       39       -           -            35,376               -                35,415
Note cotributed to capital           -         -         -           -            93,196               -                93,196
Treasury stock issued to
 settle debt                         -         -         -           -            23,750               -                23,750
Net loss                             -         -         -           -              -               (51,527)           (51,527)
                              -----------  -------   ---------   --------     ----------       -------------      -------------
Balance at December 31, 2002  182,822,876   18,282    440,000     440,000     12,879,930        (16,005,778)        (2,667,566)

Conversion of debt into
 common stock                   4,397,519      440       -           -           223,551               -               223,991
Common stock issued for
 options                          111,403       11       -           -             7,489               -                 7,500
Common stock issued for
 services                         800,000       80       -           -            42,320               -                42,400
Common stock issued for
 cash                           6,812,500      681       -           -           271,819               -                272,500
Net loss                             -         -         -           -              -              (838,758)           (838,758)
                              -----------  -------   ---------   --------     ----------       -------------      -------------
Balances at Dec 31 2003       194,944,298 $ 19,494    440,000   $ 440,000    $13,425,109      $ (16,844,536)     $   (2,959,933)
                              ===========  =======   =========   ========     ==========       =============      =============


                 See notes to consolidated financial statements.

                          NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                                       STATEMENT OF CASH FLOWS


                                                      FOR THE YEAR ENDED
                                                        December 31,
                                                   --------------------------
                                                     2003              2002
                                                  ----------        ----------
Increase in cash and cash equivalents
 Cash flows from operating activities:
 Net loss                                       $ (838,758)       $   (51,527)
                                                  ---------         ----------
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                     558,548            596,464
 Non-cash Compensation                              42,400               -
 Bad debt expense (recovery)                       261,836            130,595
 Gain on exchange of fixed assets                     -               (29,234)
 Gain on exchange of forgiveness of debt          (230,720)              -
 Minority Interest in subsidiary earnings          (19,845)            19,845
Changes in operating assets and liabilities:
 Accounts receivable                              (322,511)          (404,973)
 Other current assets                              (82,053)            (7,926)
 Other assets                                       47,936             14,422
 Accounts payable                                  264,688            178,979
 Accrued expenses                                  235,381           (179,117)
 Payroll taxes payable                              83,815            136,740
 Deferred rent                                      88,750            (89,065)
                                                  ---------         ----------
     Total adjustments                             928,225            366,730
                                                  ---------         ----------
Net cash provided by operating activities           89,467            315,203
                                                  ---------         ----------
Cash flows from investing activities:
 Purchase of property and equipment               (133,510)          (360,425)
                                                  ---------         ----------
Net cash used in investing activities             (133,510)          (360,425)
                                                  ---------         ----------
Cash flows from financing activities:
 Payments of long term debt                        (67,507)          (129,632)
 Proceeds from other current debt -
  nonrelated party                                    -                41,409
 Common stock issued for option                       -                33,729
 Common stock issued for cash                      272,500               -
 Proceeds (payments) of current debt -
  related party                                    (30,186)           163,296
                                                  ---------         ----------
Net cash provided by (used in)
 financing activities                              174,807            108,802
                                                  ---------         ----------
Net increase in cash and cash equivalents          130,764             63,580
 Cash at beginning of year                          86,148             22,568
                                                  ---------         ----------
 Cash and cash equivalents at end of period     $  216,912        $    86,148
                                                  =========         ==========






















                 See notes to consolidated financial statements.

NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE AND ORGANIZATION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New York Regional Rail Corporation (the "Company"), formerly known as Bestsellers Group, Inc. ("BSLR") was incorporated on April 19, 1994 under the laws of the state of Florida.

In May 1996, BSLR acquired all of the common stock of New York Regional Rail Corporation ("NYRR") pursuant to an Agreement to Exchange Stock dated May 20, 1996 by and between BSLR and the stockholders of NYRR (the "Exchange Agreement"). Under terms of the Exchange Agreement, the stockholders of NYRR exchanged all of outstanding shares of common stock of NYRR for approximately 87,000,000 shares of the Company's common stock, representing 84.57% of the Company's common stock after the transaction. The Company then changed its name to New York Regional Rail Corporation and its state of incorporation to Delaware. The exchange of shares has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of NYRR to which NYRR is treated as the continuing entity.

Description of Business
-----------------------

The Company operates an ICC certified railroad through its majority-owned subsidiary, New York Cross Harbor Railroad Terminal Corporation ("NYCH"). NYCH's business is to transport and deliver rail traffic via barges across New York Harbor and the East River, thus connecting the Long Island Railroad and other lines. In addition, it receives and delivers railcars at certain industrial facilities located on partially owned and partially leased track located in Brooklyn, New York and Jersey City, New Jersey. Another majority-owned subsidiary, CH Proprietary, Inc., formerly CH Partners, Inc. ("CHP") holds title to the railroad, marine and terminal equipment used in the business. At December 31, 2003 the Company owned 93.4% and 94.5% of NYCH and CHP, respectively.

In April 1999, the Company purchased a 51% interest in J.S. Transportation, Inc. ("JST") in exchange for 5,000,000 shares of unregistered common stock and escrowed an additional 1,000,000 shares to settle outstanding JST liabilities. JST, formed in 1998, is a regional trucking company in the business of short-haul freight transportation and landfill management. In 1999, the Company used 160,000 of these shares for liability payments and the balance of 860,000 shares was returned to treasury in February 2004. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. In September 2000, JST acquired the assets of MHT, Inc., a small regional trucking company engaged in waste transportation. In February 2004, the Company acquired the remaining 49% interest in JST held by minority shareholders. (See Note - M "Subsequent Events" for further detail.)

In February 2000, the Company purchased a 100% interest in OSK Capital I Corp. ("OSK") in exchange for 480,000 shares of common stock and $18,000 in cash. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The $205,200 excess of purchase price over net assets acquired was recorded as goodwill

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, NYCH, CHP, JST, and OSK. All inter-company transactions and balances have been eliminated.

Basis of Presentation
---------------------

The Company has a working capital deficiency of $4,751,218 at December 31, 2003, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Since February 2004, the Company has received equity financing in the amount of $750,000 and a commitment to purchase 1,750 shares of Series D Preferred Stock at a purchase price of $1,000 per share. Additionally, the Company is continually evaluating its plan to attain profitability; however any results cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Revenue Recognition
-------------------

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


Property and Equipment
----------------------

Property and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred.

Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets.

                            The estimated depreciable lives are:

                            5 years for machinery and transportation equipment, 20 years for marine assets,
                            10 to 40 years for track and roadbed, and 10 to 20 years for operating equipment.


Concentration of Credit Risk
----------------------------

At December 31, 2003, 16.0% of accounts receivable was concentrated in one customer while 10.2% was concentrated in a second customer. Credit is extended to customers based on an evaluation of each customer's financial condition, generally without requiring collateral or other security. Due to the historical concentration of receivables and relatively small customer base, the Company could be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations.

Minority Interests
------------------

The minority interest accounts representing the investments in NYCH, CHP and JST have been reduced to zero for all periods presented as a result of cumulative operating losses. Accordingly, the portion of the losses that would normally be assigned to the minority interest stockholders' ("excess losses") for NYCH, CHP and JST are recognized by the Company. The Company will recognize 100% of any subsequent profits until such time as the excess losses previously recognized by the Company have been recovered.

Income Taxes
------------

The Company accounts for its income taxes using the liability method, which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry forward. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. At December 31, 2003 a full valuation allowance has been established.

Long-lived Assets
-----------------

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

Use of Estimates
----------------

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

Loss Per Share
--------------

Basic loss per share is computed using the weighted average number of shares of outstanding common stock. Diluted loss per share for the years ended December 31, 2003 and 2002 is based on the weighted average number of common shares outstanding during that period including common stock equivalents. Common stock equivalents are not included in the calculation of diluted earnings per share because such inclusion would have been anti-dilutive. Common stock equivalents consist of stock options, convertible preferred stock, and convertible debt.

Stock-Based Compensation
------------------------

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


Recent Pronouncements
---------------------

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

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both are delivered separately in a bundled sales or licensing arrangement should be accounted for as separate units of accounting. The consensus is effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.


NOTE B -  PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

        Marine equipment and dock facilities     $2,726,144
        Railroad locomotive cars and equipment      172,898
        Track and related land improvements       1,278,898
        Transportation equipment                  1,628,910
        Other                                       666,501
                                              ---------------
                                                  6,473,351
         Less: Accumulated depreciation           3,205,420
                                             ---------------
                                                 $3,267,931
                                             ===============

Fixed assets include certain railroad operating assets acquired under a Lease and Asset Agreement dated January 20, 1993 between Consolidated Rail Corporation ("Conrail") CRC Properties, Inc., an affiliate of Conrail ("CRCP") and NYCH. Under terms of the agreement, Conrail sold to NYCH for $1.00 all of the assets located on Conrail-owned property in Greenville, New Jersey that NYCH is renting pursuant to a 30-year lease. (See Note H - "COMMITMENTS and Contingencies" for further details). The assets, consisting principally of float bridges, roadbeds and track, and marine mooring cells, were recorded on the Company's books at the $1.00 purchase price. In the event that it cancels or otherwise terminates the lease, the Company will be obligated to remove the assets from the property. Conrail, however, may elect at its sole option to repurchase the assets for $1.00, in which case the Company would be relieved of the removal obligation.

Depreciation expense totaled $ 546,921 and $596,464 for the years ended December 31, 2003 and 2002, respectively.


NOTE C -  OTHER ASSETS

      Other assets consist of the following:

      Deposits                               $  4,484
      Permits and licenses                     45,307
      Goodwill from acquisitions, net         274,872
                                             --------
                                             $324,663
                                             ========


NOTE D -  PAYROLL TAXES PAYABLE

Payroll taxes payable includes overdue federal, state and local taxes, plus estimated penalties and interest. The Company has been current on its federal taxes since October 2002.

NOTE E -  ACCRUED EXPENSES

      Accrued expenses consist of the following:


      Accrued interest                                  $  330,912
      Property taxes - City of New York                    548,700
      Property taxes - New Jersey                          536,390
      Other accrued expenses                             1,863,785
                                                         ---------
      Total                                             $3,279,787
                                                         =========

The Company is involved in a long-standing dispute with the City of New York over property tax assessments dating back to 1984. (See Note H - COMMITMENTS and Contingencies for further details).

New Jersey property tax accruals as of December 31, 2003 cover the periods from 1996 to 2003. The Company has estimated the annual assessment to be $63,000 and has accrued $38,390 in interest. (See Note H - COMMITMENTS and Contingencies for further details).

Accrued other includes Reserves for Contingency Liabilities including potential legal settlements. (See Note -I "Legal Matters")


NOTE F - SHORT-TERM DEBT

       A. Convertible Notes
          -----------------

          Notes payable in the amount of $445,000 bearing interest at 10% per annum are currently in default. The notes are convertible into shares of common stock at the lower of various set conversion prices or at 90% of the average closing price of the common shares for the ten trading days preceding the date of conversion. In the event of conversion, certain of the notes grant the holder an option to purchase from one half to three quarters of an additional share of common stock, at exercise prices ranging from $0.12 to $0.18 per share, for each share acquired in the conversion. These options will expire 90 days from the effective date of a registration statement registering the shares of common stock underlying the options. In February 2004, notes in the original principal amount of $210,000 were the subject of a settlement agreement. (See NOTE- M "Subsequent Events" for further detail.)

      B. Other Current Debt
         ------------------
      Related parties

      Unsecured non-interest bearing advances from the Company's Director Mr. Bridges; due on demand (See Note - M "Subsequent Events" for
      further details.)                        $ 42,000
                                               =========

      Other lenders

      Notes payable - investors; non-interest
      bearing, currently in default            $234,209
                                               =========

NOTE G - LONG-TERM DEBT

Note Payable in the amount of $47,114 of which $35,114 is long-term, payable to the Seafarers Union for dues in arrears; monthly payments of $1,000 due through October 2006. Interest is payable at 5% per annum.

Note Payable in the amount of $48,777 of which $12,777 is long-term, payable to Platinum Funding; monthly payments of $3,000 due through March 2005 and $4,000 final payment in April 2005.

Various leases payable in the amount of $382,755, of which $359,892 is long-term; collateralized by transportation equipment; interest payable at rates between 5% to 18%; monthly payments vary.

Long-term debt also includes estimated accrued interest on settlements of $308,978.

Notes payable, related parties in the totaling $689,700 in principal plus accrued interest. These Notes were converted into shares of common stock in February 2004. (See Note - M "Subsequent Events" for further details.)

Long-term debt also includes deposits held by Company of $7,500 relating to a September 2001 Option Agreement. (See Item 12. "Certain Relationships and Related Transactions.")

Note Payable in the amount of $ 346,598 of which $298,598 is long-term, payable to the Port Authority; bi-monthly payments vary based on 5% revenue collected by Norfolk Southern Corporation. (See Note H - "Commitments and Contingencies".)


        Maturities of long-term debt are as follows:

          Year ending
          December 31,

          2005          1,129,869
          2006             71,114
          2007             48,000
          2008            463,576


NOTE H - COMMITMENTS and Contingencies


        EMPLOYMENT AGREEMENT
        --------------------

On October 1, 2003 the employment agreement with the Company's President, Wayne Eastman, was automatically renewed. This agreement provides for annual compensation of $84,000. In addition, he is eligible for incentive bonuses. The bonus is in the form of cash and stock options. The incentive bonus is based upon performance related to sales increases of NYCH. This agreement is for a period of one year and is renewable for one year upon mutual agreement.

(See Note - M "Subsequent Events" for additional Employment Contracts entered into in 2004.)


        UNION AGREEMENT
        ---------------

On August 1, 2001 the Company entered into a long-term union contract with the Seafarers International Union of North America. The contract expires July 31, 2005, but is automatically renewed for one-year periods unless either party submits 60-day written notification. Under the contract the Company is required to pay health benefits for all its union employees at the rate of approximately $540 per person per month. At December 31, 2003 the Company had five union employees.


        LEASE COMMITMENT
        ----------------

The lease portion of the 2003 Agreement signed with Conrail (see Note B) provides a 20-year land lease, with a 10 year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. In September 2003, the Company increased the size of the railroad operating property by exercising an option. As a result the Company now rents approximately 28 acres and its rent increased 25%, from $50,000 to $62,500 for the year ending December 31, 2004. The agreement contains rent concessions early in the lease term then bases at $168,750 annually in 2008.

Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in an $88,750 deferred rent liability as of December 31, 2003.

Estimated future rents payments utilizing the straight-line basis under this lease as of December 31, 2003 are as follows:

           Year ending
           December 31,

            2004       $  149,605
            2005          149,605
            2006          149,605
            2007          149,605
            2008          149,605
            Thereafter  2,183,225
                        ---------
                       $2,931,250
                       ==========

NYCH leases its Bush Terminal property in Brooklyn, New York from the Economic Development Corporation of New York City on a month-to-month basis at $2,200 per month.

Aggregate rent expense for the year ended December 31, 2003 and 2002 was $145,950 and $26,400, respectively.


        OTHER COMMITMENTS
        -----------------

The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property, which is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Preliminary negotiations are underway between the Company's representatives, the New York City Real Estate Tax Assessor, and the Corporation Counsel's office. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $548,700, representing the tax due on the Bush Terminal property, the only parcel currently used in the rail operations. Management expects, but there can be no assurance, that the outstanding liabilities will be settled for a lesser amount.

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement the Company has recorded a liability on its books of approximately $536,390 for these real estate taxes. The Company is working to resolve this dispute. However, there can be no assurance that the Company will be able to do so.


            PORT AUTHORITY
            --------------

In April 2002 and in October 2003, the Company entered into agreements with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation. All payments will be applied to the amounts owed to PANYNJ by virtue of judgments which totaled $442,129. As of December 31, 2003, the balance remaining is estimated to be $347,000 and assumes no interest charges. The current term of the repayment agreement is twelve months. The parties intend to continue negotiations on a final settlement. However, there can be no assurance that the Company will be able to reach a final settlement.


            PLATINUM FUNDING
            ----------------

In September 2002, the Company entered into a settlement agreement with Platinum Funding ("Platinum"), its former factoring agent. Under the agreement Platinum was paid $85,000 upon signing, plus the release of the 300,000 shares of the Company's common stock held in escrow, an additional 250,000 shares of donated treasury stock and $3,000 paid monthly for 33 months with a final payment of $4,000 in April 2005. The Company is current on all payments under this settlement.


NOTE I -  LEGAL MATTERS

A) The City of New York v. New York Cross Harbor Railroad Terminal Corp., Robert
R. Crawford and New York Regional Rail Corporation". United States District Court Southern District of New York, bearing Case No. 98 Civ. 7227. Action commenced November 19, 1998. The City makes allegations in this case that Robert Crawford, the Company's former President, and the Company are required to indemnify the City for its cost of removal and cleanup of certain hazardous substances and petroleum at the Company's Bush Terminal facility. The suit alleges that certain parties were instructed by the Company to dispose of hazardous and toxic materials in an illegal manner. The plaintiff is seeking recovery of approximately $850,000, which it claims to have spent on the investigation and cleanup of the alleged disposal, as well as all future investigation and cleanup costs, and the cost of this litigation. The lawsuit is presently in mediation. No provision has been made in the financial statements related to this matter.

B) On November 2, 2001, NYCEDC filed an adverse abandonment petition with the Surface Transportation Board (the "STB") against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York seeks to remove NYCH, from the Bush Terminal Yard in Brooklyn, New York. The reasons stated within the City's STB filing are (i) the Company's financial condition, specifically that it has had late fees on rent since 1995 of over $20,000,(ii) the alleged dumping of pesticides and oil on the Bush Terminal property by Robert Crawford, which is the subject of ongoing litigation and (iii) ongoing failure to install a properly working sprinkler system at the Bush Terminal office building. On May 9, 2003, the STB granted the request of the City of New York's Economic Development Corporation for adverse abandonment. On August 27, 2003, NYCH petitioned for a stay pending judicial review of the STB's decision for abandonment which was granted by the STB. In its decision the STB stated,

         "A stay would also preserve the status quo for NYCH and the affected shippers during the pendency of judicial review proceedings, thereby avoiding any disruption to their current operations that would be needless if the Board's decision were not to withstand judicial review. Nor would a stay irreparably harm the City. The City, while eager to remove NYCH from the tracks and facilities as soon as possible, should also have an interest in an orderly process and in avoiding the difficult-to-remedy situation that could result if the Board's decision is later overturned by a reviewing court. Furthermore, during this period, the parties may be able to reach agreement resolving some of their differences, most notably, access for NYCH to the 65th Street floatbridge facility."

In September 2003, the Company filed an appeal of the STB's May 9, 2003 decision in Federal Court. As of March 31, 2004, the matter has been set for a mediation conference expected to be held during the second quarter of 2004 and normal operations continue at Bush Terminal in Brooklyn.

C) Fraser, McIntyre and Spartz v NYCH. Supreme Court of the State of New York, County of Kings, Index No. 45966/99 action commenced November 23, 1999. This lawsuit was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that Mr. Crawford did not pay them. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in NYCH and unspecified monetary damages to be determined by the court. The term "restoration of their equitable interest" is the exact wording used in the "claim for relief" section of the complaint. The term is not defined within the complaint. The Company intends to vigorously defend this action. The Company has satisfied its retained portion of the costs of this litigation, any additional litigation costs will be borne by the Company's insurance carrier.

D) Ben-Ami Friedman v NYCH, CH Partners, a Limited Partnership. Supreme Court, New York County Index No. 602932/96. The plaintiff alleges breach of employment agreements in 1990, 1991 and 1994 and is seeking $261,390. Depositions have yet to be scheduled. The Company intends to vigorously defend this action. The ultimate resolution of this matter is not ascertainable at this time. Mediation and/or trial are presently scheduled for May 7, 2004. No provision has been made in the financial statements related to this matter.

E) Crawford v New York Regional Rail Corporation, Supreme Court of the State of New York, County of Kings, Index No. 27431/03, commenced July 24, 2003. The plaintiff alleges amounts owing of approximately $314,000 and 10,000,000 shares of common stock. The plaintiff sought summary judgment for the amounts allegedly owed on promissory notes. The Company moved to disqualify the plaintiffs' attorney, Lawrence Lonergan, for conflict of interest. Mr. Lonergan was a partner in the firm that served as the Company's primary legal counsel prior to August 1999. On January 13, 2004, judgment was entered in favor of the Company, denying the plaintiffs' claim for summary judgment on the amounts allegedly owed on the promissory notes. In addition, the Company's motion was granted to disqualify Mr. Lonergan on the grounds of his conflict of interest. The Company has asserted counterclaims and independent claims against Robert Crawford, Arline Crawford, Bruce Crawford and Citrus Springs Trust, beneficially owned by the Crawford family and others, for, among other things, alleged theft of corporate assets, including an equity interest in North American Software Associates and alleged fraud in the issuance of more than 24,000,000 shares of common stock to Robert Crawford, Arline Crawford, Bruce Crawford and Citrus Springs Trust. The Company does not anticipate that there will be any adverse material effects on its financial statement as a result of this matter.

F) New York Cross Harbor Railroad Terminal Corp. v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross Harbor Terminal Corp., Superior Court of New Jersey. These two related matters concern the Company's intermodal operations in Jersey City and the recent land filling and leveling activities. Jersey City seeks an injunction alleging a public nuisance and violations of certain environmental statutes including the New Jersey Solid Waste Management Act. Both matters continue to be litigated with NYCH vigorously defending the affirmative claims of Jersey City and in pursuing counterclaims for various causes of action. The Company has stipulated in the suit that it has not illegally dumped hazardous waste and the results of all soil samples taken by Jersey City and the Company, while supervised by the NJ DEP have validated this contention. At the suggestion of the magistrate hearing the main case, the Company and Jersey City have begun settlement discussions. As of March 31, 2004, no settlement has been reached. If unsuccessful in these discussions, the Company intends to vigorously defend this action and believes it will be exonerated of all charges. NYCH's attorneys are of the position that the claims of Jersey City are without merit and believes there is a significant likelihood of success in these matters.

G) Ameril Corp. v New York Regional Rail Corporation, bearing Case No. 03-02254 CA 04, 11th Judicial Circuit, Dale County, Florida. In this case the plaintiff alleges that it is owed $338,983 plus interest by virtue of three promissory notes from 1995. The Company will contest these allegations as it has never received the funds and additionally that Florida's statute of limitations is five years. The Company intends to vigorously defend itself in this action. Discovery is underway. The Company has moved to dismiss the complaint and is waiting the scheduling of a hearing on the motion to dismiss. The ultimate resolution of this matter is not ascertainable at this time.

H) The Company is also a party to routine claims and suits brought against it in the ordinary course of business. Some of these matters are covered by insurance. In the opinion of management, the outcome of these claims is not expected to have a material adverse effect on the Company's business, financial condition, or results of operations.


NOTE J -  CAPITAL TRANSACTIONS

        PREFERRED STOCK

In December 1999, the Board of Directors designated 500,000 shares of the Company's blank check preferred stock as Series C Preferred Stock. The shares of Series C Preferred Stock provide for an annual dividend of $0.10 per share. Dividends which are not paid are cumulative at a rate 10% per annum. Upon liquidation or dissolution, each share of Series C Preferred Stock is entitled to a distribution of $1.20 plus unpaid dividends prior to any distribution to the Company's common stockholders. Each share of Series C Preferred Stock is entitled to 300 votes on any matter submitted to a vote of the stockholders. Each share of Series C Preferred Stock and the accrued dividends thereon are convertible into shares of common stock in an amount equal to the greater of (i) for each $1.00 of the face amount of each share of Series C Preferred Stock and the accrued dividends thereon, 12.82 shares of common stock or (ii) the quotient of the face amount of a share of Seri es C Preferred Stock or each $1.00 of accrued dividends thereon and 90% of the five day average closing price of the Company's common stock. For each share of common stock received upon conversion of shares of Series C Preferred Stock, the holder is entitled to a warrant to purchase 1.042 shares of the Company's common stock at an exercise price $0.12 per share.

In June 2000, 500,000 shares of Series C Preferred Stock were issued to John Marsala in exchange for $500,000 in delinquent notes. On February 21, 2002, $60,000 face value of Series C Preferred Stock plus accrued dividends of $86,301 were converted into 4,358,099 shares of common stock. Upon conversion the holder received a warrant to purchase an additional 4,555,085 shares of common stock at an exercise price of $0.12 per share.

In December 2003, accrued dividends on the Series C Preferred Stock in the amount of $118,131 were converted into 2,050,887 shares of common stock. Upon conversion the holder received a warrant to purchase an additional 2,828,968 shares at an exercise price of $0.12 per share.

In February 2004, the Board of Directors designated 2,500 shares of preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have no annual dividend. Upon liquidation or dissolution, each share of Series D Preferred Stock is entitled to a distribution of 110% of the face amount. Each share of Series D Preferred Stock is entitled to 120,000 votes on any matter submitted to a vote of the stockholders provided that at least 1,700 shares of Series D Preferred Stock have been issued and there are no shares of Series C Preferred Stock outstanding. The shares can convert into the shares of common stock under various terms. (See Note - M "Subsequent Events" and the Company's 8-K filed February 19, 2004 for further details.) As of March 31, 2004, 750 shares of Series D Preferred Stock have been issued.

        COMMON STOCK
        ------------

In December 2003, accrued dividends on 440,000 shares of Series C Preferred Stock totaling $118,131 were converted into 2,050,887 shares of common stock. Upon conversion the holder of the shares of Series C Preferred Stock received a warrant to purchase an additional 2,828,968 shares of common stock at an exercise price of $0.12 per share.

On December 15, 2003, the Company's chief financial officer exercised warrants to purchase 26,411 shares of common stock, which were granted in accordance with the terms of his employment agreement. The warrant exercise prices ranged from $.0495 per share to $0.066 per share. The warrants were exercised through the use of $1,500 of accrued consulting fees.

Between October 20, 2003 and November 12, 2003 the Company sold 6,187,500 shares of common stock for an aggregate of $247,500, to 10 unrelated third parties.

On October 28, 2003 the Company sold 625,000 shares of common stock for $25,000 to a director of the Company.

On September 30, 2003, the Company's chief financial officer exercised warrants to purchase 21,898 shares of common stock, which were granted in accordance with the terms of his employment agreement. The warrant exercise prices ranged from $.057 per share to $0.077 per share. The warrants were exercised through the use of $1,500 of accrued consulting fees.

On June 30, 2003, the Company's chief financial officer exercised warrants to purchase 19,869 shares of common stock, which were granted in accordance with the terms of his employment agreement. The warrant exercise prices ranged from $0.052 per share to $0.077 per share. The warrants were exercised through the use of $1,500 of accrued consulting fees.

On March 31, 2003, the Company's chief financial officer exercised warrants to purchase 43,225 shares of common stock, which were granted in accordance with the terms of his employment agreement. The warrant exercise prices ranged from $0.066 per share to $0.088 per share. The warrants were exercised through the use of $3,000 of accrued consulting fees.

On March 29, 2003, three unrelated third parties converted $15,587 of principal and interest into 311,745 shares of common stock at a conversion price of $.05 per share, the closing price of the common stock on such date.

On March 29, 2003, a principal stockholder converted $187,146 of principal and interest into 3,742,914 shares of common stock at a conversion price of $.05 per share, the closing price of the common stock on such date.

On March 7, 2003, approximately $67,000 of accrued legal fees was converted into 800,000 shares of common stock, on such date the closing price of the common stock was $.053.

In March 2003, the Company issued the remaining 333,334 shares to W. Robert Bentley in accordance with the terms of his 2000 settlement agreement with the Company.

On February 7, 2003, two unrelated third parties converted $21,257 of principal and interest into 342,860 shares of common stock at a conversion price of $.062 per share, the closing price of the common stock on such date.

In September 2002, the Company received donated treasury stock of 250,000 shares of common stock, which was then reissued in settlement of the Platinum Funding lawsuit. (See Note I of the Financial Statements for further information.)

In September 2002, convertible notes in the principal amount of $33,729 plus the accrued interest thereon was converted into 393,505 shares of common stock at a conversion price of $.09 per shares, the closing price of the common stock on such date.

On June 30, 2002, approximately $146,000 of accrued legal fees was converted into 1,220,033 shares of common stock valued at $97,602 the fair value of the stock on the date of issuance.

On June 30, 2002, 165,667 shares of common stock were issued to Tad Mahoney, a former officer of the Company, in accordance with the terms of his employment and settlement agreements.

On February 21, 2002, convertible notes in the principal amount of $18,733 plus the accrued interest thereon were converted into 655,741 shares of common stock; upon conversion the holder received an option to purchase an additional 685,381 shares at an exercise price of $0.12 per share.

On February 21, 2002, convertible notes in the principal amount of $105,000 plus the accrued interest thereon were converted into 3,963,340 shares of common stock; upon conversion the holders received an option to purchase an additional 1,981,671 shares at an exercise price of $0.18 per share.

On February 21, 2002, shares of Series C Preferred Stock in the face amount of $60,000 and accrued dividends in the amount of $86,301 were converted into 4,358,099 shares of common stock. Upon conversion the holder received a warrant to purchase an additional 4,555,085 shares at an exercise price of $0.12 per share.

        COMMON STOCK OPTIONS
        --------------------

The Company's 1999 Stock Option Plan (the "Plan") provides for granting to the Company's employees, directors and consultants, qualified incentive and nonqualified options to purchase common shares of stock. The plan provides options exercisable for a maximum of 4,000,000 shares of common stock to be granted. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. The term of each option is fixed by the committee; provided, however, that the term of an Incentive Stock Option shall not exceed ten years from the date of grant.

For holders of 10% or more of the combined voting power of all classes of the Company's capital stock, options may not be granted at an exercise price of less than 110% of the fair value of the common stock at the date of grant and the term of the option may not exceed five years from the date of grant.

During 2003, the Company granted options to purchase 120,000 shares of common stock to the Chief Financial Officer of the Company. The options are exercisable at per share prices ranging from $.0495 to $.088, which in each case was 110% of the fair market value of the common stock on the date of grant. During 2003, the Company also granted options to purchase 41,955 shares of common stock to the President of the Company. The options are exercisable at $0.055 per share, which was 100% of the fair market value of the common stock on the date of grant. Accordingly, under APB 25, no compensation expense was recognized. These options vest immediately from the date of grant.

During 2002, the Company granted options to purchase 30,000 shares of common stock to the Chief Financial Officer of the Company. The options are exercisable at per share prices ranging from $.066 to $.088 per share, which in each case was 110% of the fair market value of the common stock on the date of grant. Accordingly, under APB 25, no compensation expense was recognized. These options vest immediately from the date of grant.


        Stock option activity for the years ended December 31, 2003 and 2002 is summarized as follows:

                                          Number of     Weighted average
                                           shares        exercise price
                                          --------      ----------------
   Outstanding at December 31, 2001      10,268,433          $0.17
              Granted                     7,222,136           0.14
              Exercised                       -               0.00
              Canceled                    (461,367)           0.14
                                         -----------          ----
  Outstanding at December 31, 2002       17,029,202           0.16
              Granted                     2,990,923           0.12
              Exercised                  (4,547,519)          0.05
              Canceled                     (616,776)          0.16
                                         -----------          ----
  Outstanding at December 31, 2003       14,855,830           0.15
                                         ==========          =====


               The following table summarizes the Company's stock options outstanding at December 31, 2003:

                    Options outstanding                   Options exercisable
                   -----------------------                -------------------
                                 Weighted     Weighted                  Weighted
                                  average     average                   average
    Range of                     remaining    exercise                  exercise
 exercise price      Number        life (1)    price        Number       price
----------------    ---------    ----------   --------    ----------    -------

     $ 0.05             8,597         1        $ 0.05         8,597     $  0.05
       0.06            71,955         1        $ 0.06        71,955     $  0.06
       0.07            10,000         1        $ 0.07        10,000     $  0.07
       0.12         9,183,853         1        $ 0.12     9,031,764     $  0.12
       0.18         3,895,511         1        $ 0.18     3,895,511     $  0.18
       0.20         1,198,704         1        $ 0.20     1,198,704     $  0.20
       0.25           287,360         1        $ 0.25       287,360     $  0.25
       0.60           209,850         1        $ 0.60       209,850     $  0.60
                   -----------                 ------     ----------    --------
                   14,855,830                  $ 0.15    14,855,830     $  0.15
                   ===========                 ======    ==========     ========

(1) The Company used the "Weighted average remaining life" of one year for purposes of this table, however the terms for the expiration of the majority of the options is 90 days after the effective date of a registration statement of the shares of common stock underlying the options.

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for employee and director stock options. Had the Company determined compensation cost based on the fair value on the date of grant for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased from the amount reported by $1,524 in 2003 and there would have been no change in 2002.

NOTE K -    INCOME TAXES

The Company has not recorded any provision for federal and state income taxes through December 31, 2003. The actual tax expense for 2003 and 2002 differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to income before income taxes) as follows:

                                                     2003        2002

                Computed "expected" tax benefit    $(285,000)  $(17,000)
                State income tax benefit, net of
                 federal income tax benefit          (49,000)   ( 3,000)
                Change in valuation allowance
                 for deferred tax assets allocated
                 to income tax expense               334,000     20,000
                                                    ---------   ---------
                                                   $     -     $    -
                                                    =========   =========


The sources and tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 2003 are as follows:

                  Net operating losses                     $ 4,065,800

                  Valuation allowance                       (4,065,800)
                                                          -------------
                  Total deferred tax asset                 $     -
                                                          =============

As a result of significant pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset for all periods presented. The Company has net operating losses of approximately $10,700,000 available to offset future taxable income. The losses expire at various dates ranging between 2004 and 2020. Utilization of these losses may be limited based on IRS and state change-of-ownership rules.

The Company and its subsidiaries file separate federal and state income tax returns.

NOTE L -    SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which was adopted by the Company during 1999.

NYCH operates in the transportation and delivery of rail traffic via barges segment. During 1999 the Company acquired a 51% interest in JST which operates in the regional trucking business of short-haul freight transportation and landfill management segment. In February 2004, the Company acquired the remaining 49% interest in JST held by minority shareholders. (See Note - M "Subsequent Events" for further detail.)

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables provide summarized information concerning the Company's reportable segments.


                                     Railroad         Trucking
                                    Operations       Operations       Total
                                  ---------------    ------------  ------------

Year ended December 31, 2003

  Operating revenues               $    1,368,832   $   4,254,793  $ 5,753,119

  Gross profit                            885,872         427,183    1,442,549

  Segment (loss)                         (651,385)       (187,373)    (838,758)

  Interest expense                         97,579          84,970      182,549

  Depreciation and                        243,493         315,055      558,548
   amortization


Year ended December 31, 2002

  Operating revenues               $  1,685,899      $ 3,745,972   $ 5,431,871

  Gross profit                        1,090,655          636,655     1,727,310

  Segment (loss)                       (126,231)          74,704       (51,527)

  Interest expense                      109,498          102,233       211,731

  Depreciation and                      288,886          307,578       596,464
   amortization


       MAJOR CUSTOMER

As of December 31, 2003, sales to the following customers accounted for more than 10% of the Company's revenues from operations.

                                                      Year ended December 31,
                                                      -----------------------

                                                          2003       2002
                                                          ------    ------
                   Transload Services                      10%        10%
                   Unified Services/CLT                    46%        45%


NOTE M -    SUBSEQUENT EVENTS

In February 2004, Convertible Notes in the amount of $210,000 plus accrued interest were settled at a discount.

On February 4, 2004, the Company entered into an employment agreement with Donald Hutton. The agreement provides for annual compensation of $115,000 plus other benefits. In addition, he is eligible for incentive bonuses.

In January 2004, the Company entered into an employment agreement with Joel Marcus, the Company's chief financial officer. The agreement provides for compensation of $1,500 per month. In addition Mr. Marcus received 250,000 shares of common stock In February 2004, the Mr. Marcus exercised the remaining 38,597 options granted in accordance with the terms of his employment agreement. The exercise prices ranged from $.0495 per share to $0.074 per share. Mr. Marcus exercised these warrants using $2,384 of accrued consulting fees.

Notes payable, related parties totaling $689,700 in principal plus accrued interest were converted into 6,890,700 shares of common stock in February 2004.

Notes payable, related parties totaling $42,000 in principal plus accrued interest were converted into 420,000 shares of common stock in February 2004.

In February 2004, the Company purchased the remaining 49% of the stock of JS Transportation, Inc. in exchange for 4,000,0000 shares of common stock and the return to treasury of 840,000 shares of the Company's common stock.

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 750 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 1,750 additional shares of Series D Preferred Stock. In connection with the transaction Transit Rail LLC received a proxy from the holder of the shares of Series C Preferred Stock granting it the right to vote approximately 39.8% of the Company's voting securities. Upon the purchase of 1,700 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock shall be entitled to 120,000 votes, which would represent 50.5% of the Company's voting securities based upon the number of shares of common stock presently outstanding. Gordon Reger controls Transit Rail, LLC. Reger Enterprises, LLC, an affiliate of Transit Rail LLC, holds an option to develop a two and one-half acre site at the Company's Bush Terminal Facility which it may exercise if the Company's lease dispute with the City of New York is settled and the City of New York approves the contemplated use of the site. The use and transportation fees payable to the Company, if the option is exercised, will be established at fair market value and subject to approval of the majority of the Company's disinterested directors.

See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.

NOTE N -    RELATED PARTY TRANSACTIONS

In September 2002, John Marsala, the holder of 440,000 shares of Series C Preferred Stock, contributed 250,000 shares of common stock, which was reissued by the Company in settlement of the Platinum Funding lawsuit. (See Note I of the Financial Statements for the year ended December 31, 2002 for further information.) On February 21, 2002, convertible notes in the principal amount of $18,733 and the accrued interest thereon were converted by Mr. Marsala into 655,741 shares of common stock and options to purchase 685,381 shares of common stock at an exercise price of $0.12 per share. On February 21, 2002, Mr. Marsala converted shares of Series C Preferred Stock in the face amount of $60,000 plus accrued dividends thereon in the amount of $86,000 into 4,358,099 shares of common stock and an option to purchase 4,555,085 shares of common stock at an exercise price of $0.12 per share. Mr. Marsala has guaranteed lease obligations of the Company to Citibank and All Points Capital with outstanding amounts of $37,000 and $18,000, respectively, as of December 31, 2003. In December 2003, accrued dividends on 440,000 shares of Series C Preferred Stock held by Mr. Marsala totaling $118,131 were converted into 2,050,887 shares of common stock and a warrant to purchase an additional 2,828,968 shares of common stock at an exercise price of $0.12 per share.

In February 2004 in connection with the transaction with Transit Rail, LLC, the Company, Transit Rail, LLC and John Marsala entered into an agreement (the "Tri-Party Agreement"), pursuant to which Mr. Marsala (i) granted Transit Rail an irrevocable proxy with respect to 440,000 shares of Series C Preferred Stock for a period of up to 12 months and (ii) agreed to convert 440,000 shares of Series C Preferred Stock into shares of common stock upon Transit Rail purchasing 1,700 shares of Series D Preferred Stock. Under the terms of the Series C Preferred Stock, each share of Series C Preferred Stock is entitled to 300 votes per share. Based upon the shares of common stock issued and outstanding, the proxy represents the right to vote approximately 39.8 % of the Company's voting securities. As part of such transactions, the Company and Mr. Marsala entered into an agreement pursuant to which Mr. Marsala agreed to waive his rights to certain additional shares of Series C Preferred Stock under the terms and conditions of the Series C Preferred Stock provided that the Company has a sufficient number of authorized shares of common stock with respect to all outstanding options, warrants and conversion rights no later than June 3, 2004. Pursuant to the Tri-Party Agreement, in the event that the Company does not have a sufficient number of authorized shares of common stock with respect to all outstanding options, warrants and conversion rights by June 3, 2004, then Mr. Marsala has agreed to assign to Transit Rail 50% of the shares which Mr. Marsala is entitled to receive pursuant to the agreement between Mr. Marsala and the Company.

In February 2004, promissory notes and accrued interest in the amount of $689,700 were converted into 6,890,700 shares of common stock, of which John Marsala held $225,600 and converted into 2,250,600 shares of common stock. In February 2004, the Company purchased the remaining 49% of the capital stock of JS Transportation, Inc. in exchange for 4,000,0000 shares of common stock, of which for 9% of JST held by John Marsala he received 734,694 shares of common stock.

From December 2001 through October 2002, Ronald Bridges (a director and the Company's President and chief executive officer at such times, and currently a director) made short-term loans to the Company. Of such loans and other obligations to Mr. Bridges, $42,000 was outstanding as of December 31, 2003 and converted into 420,000 shares of common stock in February 2004. In November 2001, the Company purchased a tractor for $44,000. Mr. Bridges then loaned the Company $48,000, which was utilized for the purchase of the tractor and such amount was payable in eight equal monthly installments. After the Company made payments in the amount of $15,000, the Company failed to meet its current obligations to Mr. Bridges and transferred the tractor to Mr. Bridges in exchange for the cancellation of the outstanding loan balance. The Company then leased the tractor from Mr. Bridges at the rate of $2,200 per month. For the year ended December 31, 2003, the Company paid $6,600 in connection with the lease and in December 31, 2003, the Company paid an additional $28,000 to Blue Ribbon Group, an affiliate of Mr. Bridges for the leasing of equipment. In November 2001, the Company purchased two trailers for a purchase price $40,000. Mr. Bridges loaned the Company $40,000 for the purchase which was repaid over a period of 14 months ending in August 2002. In October 2003 Mr. Bridges purchased 625,000 shares of common stock for an aggregate purchase price of $25,000.

In September 2002 the Company granted an option to National Transportation Services, LLC ("NTS"), an unaffiliated third party to lease five acres at the Company's Greenville Yard in New Jersey. Pursuant to the option, the Company was to be guaranteed a minimum of eight rail cars a day at a cost of $500 per rail car. NTS was obligated to install the track and equipment on the property and was receive to receive a credit of $50 per rail car until NTS recouped its costs. The option was for a term of 24 months and provided for payments of $3,000 per month. Upon NTS' failure to make the payments pursuant to the option, the option was cancelled. Mr. Bridges became a principal of NTS in March 2003 and the Company granted an option to NTS to lease five acres at the Company's Greenville Yard in New Jersey. NTS intends to use the facility for the intermodal transfer of municipal solid waste with the Company's rail operations. The term of the option is 24 months and the option payments are $2,500 per month. The term of the lease will be 20 years and NTS will guarantee the Company a minimum of eight rail cars a day at a cost of $350 to $450 per rail car. NTS is obligated to install the track and equipment on the property and will receive a credit of $80 per rail car until NTS has recouped its costs.

On May 1, 2001, the Company the Company entered into an agreement with Construction and Marine Equipment ("CME"), which became an affiliate of Ronald Bridges in the first half of 2003, to provide loading and unloading of intermodal containers of railcars at the Greenville Yard in Jersey City, New Jersey. The term of the agreement is through April 30, 2006. Pursuant to the agreement, the Company has guaranteed CME a minimum of 540 rail cars per annum at a cost of $325-375 per car. CME directly bills customers for its services.

Since October 2003, Consolidated Logistics and Transportation, Inc., an affiliate of Ronald Bridges, provides brokerage services to the Company and leases equipment to the Company at competitive rates. During the year ended December 31, 2003, the Company paid Consolidated Logistics and Transportation, Inc. $40,000 in connection with the brokerage services and leasing of equipment. For the year ended December 31, 2003, Consolidated Logistics and Transportation, Inc. paid the Company $507,000 for trucking services and the Company had an account receivable from Consolidated Logistics and Transportation, Inc. for $95,000 with respect to trucking revenues.

Reger Enterprises, LLC, an affiliate of Transit Rail LLC, holds an option to develop a two and one-half acre site at the Company's Bush Terminal Facility which it may exercise if the Company's lease dispute with the City of New York is settled and the City of New York approves the contemplated use of the site. The use and transportation fees payable to the Company, if the option is exercised, will be established at fair market value and subject to approval of the majority of the Company's disinterested directors.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                       None


Item 8a. Controls and Procedures.

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers of the Company serve at the discretion of the Board of Directors of the Company.

Set forth below is certain information concerning the management of the Company:

      Name                   Age       Position

      Ronald W. Bridges       55       Director
      Joel Marcus             61       Chief Financial Officer and a Director
      Gordon Kuhn             52       Director
      Douglas Szalasny        46       Director
      Donald Hutton           45       EVP Government Relations and a Director
      Wayne A. Eastman        52       President

Gordon Kuhn has been a director of the Company since September 2000 and has served as the Chairman of the Board of Directors since January 2003. Since October 1997 Mr. Kuhn has been an independent consultant to corporations in the railroad industry. From November 1992 until his retirement in October 1997 Mr. Kuhn was Conrail's Senior Vice President in charge of its Core Business Group, with annual sales of over $1,800,000,000. As Senior Vice President Mr. Kuhn, was a key figure in Conrail's monumental restructuring, whereby management turned a $1 million per day loss into a $2 million per day profit. While employed by Conrail his responsibilities included all aspects of Sales, Marketing, Customer Service, Billing & Collecting, Car Management, as well as, Industrial Development.

Ronald W. Bridges has been a director of the Company since September 2000. Mr. Bridges served as the Company's President from September 2000 until his retirement in October 2002. Mr. Bridges was also the chief executive officer of the Company from October 2001, until his retirement in October 2002. Between May 1999 and September 2000, Mr. Bridges was an independent consultant to numerous transportation companies. From April 1994 until his retirement in May 1999, Mr. Bridges served as Conrail's Assistant Vice President, Forest and Manufactured Goods Business Group.

Joel Marcus has been an officer and director of the Company since June 2000. Mr. Marcus has been self-employed as a certified public accountant since 1974. Mr. Marcus attended Hofstra University.

Donald B. Hutton became an Executive Vice President - Government Relations and a director in February 2004, upon the approval of the Board of Directors in connection with the purchase of shares of Series D Preferred Stock by Transit Rail LLC. Prior to joining the Company, Mr. Hutton served as a member of the Executive Staff for New York State Thruway Authority, from 1996 where he held the titles of Director of the Department of Operations; and Director of the Department of Planning Services. Mr. Hutton was also the Executive Deputy Inspector General for the New York State Office of Inspector General, from 1995 to 1996. He has had an extensive career in public service and criminal justice, having worked for the Delaware and Hudson Railroad Police Department, as a Federal Police Officer for the US Department of Veterans Affairs, US Customs and others. Mr. Hutton is also a US Coast Guard Veteran. He is a published author of several books on the subjects of military, law enforcement and Homeland Security careers.

Douglas Szalasny, became a director of the Company in February 2004, upon the approval of the Board of Directors in connection with the purchase of shares of Series D Preferred Stock by Transit Rail LLC. For the last three years, Mr. Szalasny has been the Controller for Reger Holdings and certain of its affiliated companies that are owned by the Reger family. Prior to that, Mr. Szalasny was a member of senior management at WebMD Corporation at its Buffalo location. His responsibilities at WebMD Corporation included financial functions and quality assurance. WebMD Corporation provides a range of information, transaction and technology solutions that help consumers, physicians, providers and health plans navigate the complexity of the healthcare system.

Wayne A. Eastman became President of the Company in October 2002. From October 2001 to October 2002, Mr. Eastman was Chief Operating Officer of NYCH, the Company's rail subsidiary. From September 2000 until October 2001, Mr. Eastman served as NYCH's Vice President of Operations. From 1998 to 2000, Mr. Eastman was the District Superintendent of Conrail's Oak Island Terminal and Yard Operations in Newark, New Jersey. From 1987 to 1988 Mr. Eastman was superintendent of two regional railroads in the Midwest. Between 1969 and 1987 Mr. Eastman held various positions with the Illinois Central Railroad.

The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Company. Members of the Board of Directors are kept informed of the Company's business by various reports and/or documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board meetings.

The Board of Directors formally adopted a Code of Ethics in February 2004. The Code of Ethics is attached to this Form as Exhibit [16.1]. Any person may view a copy of the Code of Ethics at the Company's website www.nyrr.com.

The Company did not compensate its directors, in their capacity as directors during the years ended December 31, 2003 and 2002.

The Board does not currently have a standing nominating or executive committee or any committee or committees performing similar functions, but acts, as a whole, in performing the functions of such committees. The Board's compensation committee during the year ended December 31, 2003, consisted of Mr. Marcus. The Board's audit committee during the year ended December 31, 2003, consisted of Mr. Marcus and Mr. Bridges. A member of a Committee may be removed at any time by action of the Board of Directors. The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it is not required to have an audit committee consisting of independent directors.


Item 10. Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years indicated.


                                Other Restricted
       Name and                                         Annual        Stock      Options
       Principal           Fiscal    Salary     Bonus  Compensation    Awards     Granted
       Position             Year       (1)       (2)      (3)           (4)         (5)
       ----------          ------    ------     -----    ------       -------     -------
       Ronald Bridges,      2002    $108,000     --       --             --         --
       C.E.O. until October 2002.

       Wayne Eastman,       2003    $ 84,000   $ 10,489  $ 15,300        --       $ 260
       President Since,     2002    $ 21,000     --       --             --         --
       October 2002


          (1) The dollar value of base salary (cash and non-cash) received. Amounts include the compensation paid by the Company's subsidiaries.

          (2) The dollar value of bonus (cash and non-cash) received.

          Mr. Eastman's bonus covers the period from October 1, 2002 to September 30, 2003 and resulted from an increase in revenues from the Company's rail operations by $209,772 over the prior period.

          (3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represents housing and automobile allowances.

          (4) The dollar value of any stock awards granted to the employee.

          (5) Black-Scholes value of 41,955 options granted to Mr. Eastman in October 2003 as a result of his employment agreements (See (2) Above).

STOCK OPTIONS

The following sets forth certain information concerning the grant of options to purchase shares of Company's common stock to each of the executive officers of the Company for the fiscal years listed, as well as certain information concerning the exercise and value of such stock options for each of such individuals. Options generally become exercisable upon issuance and expire no later than one year from the date of grant.


           STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2003

                        Number of
                        securities      % of Total
                        underlying    Options Granted   Exercise
                        Options to     Employees in     Price Per   Expiration
    Name                 Granted       Fiscal Year      Share        Date
    -------            ----------     -------------   ----------   --------
    Joel Marcus   (A)     10,000            6  %         $.077        7/03
    Joel Marcus   (A)     10,000            6  %         $.068        8/03
    Joel Marcus   (A)     10,000            6  %         $.056        9/03
    Joel Marcus   (A)     10,000            6  %         $.057       10/03
    Joel Marcus   (A)     10,000            6  %         $.077       11/03
    Joel Marcus   (A)     10,000            6  %         $.066       12/03
    Joel Marcus   (A)     10,000            6  %         $.055        1/04
    Joel Marcus   (A)     10,000            6  %         $.055        2/04
    Joel Marcus   (A)     10,000            6  %         $.049        3/04
    Joel Marcus   (A)     10,000            6  %         $.060        4/04
    Joel Marcus   (A)     10,000            6  %         $.060        5/04
    Joel Marcus   (A)     10,000            6  %         $.071        6/04
    Wayne Eastman (A)     10,000           26  %         $.066        5/03



           STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2002

                       Number of
                       securities     % of Total
                       underlying   Options Granted   Exercise
                       Options to     Employees in    Price Per   Expiration
    Name                Granted       Fiscal Year      Share        Date
    -------           ----------     -------------   ----------   --------
    Joel Marcus (A)     10,000           33  %         $.088        4/03
    Joel Marcus (A)     10,000           33  %         $.077        5/03
    Joel Marcus (A)     10,000           33  %         $.066        6/03

A. For each of the 15 months ending December 31, 2003, as part of his compensation as chief financial officer, Mr. Marcus received 10,000 stock options, under the Company's qualified plan, and $500, which accrues and can only be used to exercise these options. The options are exercisable at various prices between $.049 and $.088 per share, (which was 110% the market price of the Company's common stock on the date of each grant). These options expire six months after the date of grant.

The following tables set forth information concerning the options granted, during the fiscal years ended December 31, 2003, to the Company's present officers and directors during the year, and the value as of December 31, 2003 of all unexercised options (regardless of when granted) held by these persons. In each case the exercise price of the option was greater than or equal to the market price of the Company's common stock on the date the option was granted. The options listed below were granted pursuant to the Company's incentive or non-qualified stock option plans.

                                          Underlying
                                          Unexercised      Value of Unexercised
                 Shares              In-the-Money Options  In-the-Money Options
               Acquired on   Value       Exercisable/          Exercisable/
Name            Exercise    Realized     Unexercisable         Unexercisable
                   (1)         (2)            (3)                    (4)
------------   ---------    -------- -------------------- ---------------------
Joel Marcus      111,403     $ 85          8,597/--        $       90/--
Wayne Eastman     --           --         41,955/--               210/--

          (1) The number of shares of common stock received upon exercise of options during the fiscal year ended December 31, 2003.

          (2) With respect to options exercised during the Company's fiscal year ended December 31, 2003 the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

          (3) The total number of unexercised In-the-Money options held as of December 31, 2003, separated between those options that were exercisable and those options not exercisable.

          (4) For all unexercised In-the-Money options held as of December 31, 2003, the excess of the market value of the stock underlying those options (as of December 31, 2003) and the exercise price of the option.


EMPLOYMENT CONTRACTS

On October 1, 2003 the employment agreement with the Company's President, Wayne Eastman, was automatically renewed. This agreement provides for annual compensation of $84,000. In addition, he is eligible for incentive bonuses. The bonus is in the form of cash and stock options. The incentive bonus is based upon performance related to sales increases of NYCH. This agreement is for a period of one year and is renewable for one year upon mutual agreement.

(See Note - M "Subsequent Events" for additional Employment Contracts entered into in 2004.)


Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

Except as provided in the Company's employment agreements with its executive officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

Except as disclosed elsewhere in this 10-KSB, no director of the Company received any form of compensation from the Company during the year ended December 31, 2003.

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

Other Information Regarding the Plans.

The Plans are administered by the Company's Compensation Committee ("the Committee"), each member of which is a director of the Company. As of March 31, 2004, the Compensation Committee was made up of Joel Marcus. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

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

Summary.

The following sets forth certain information, as of December 31, 2003, concerning the stock options and stock bonuses granted by the Company and the remaining Options/Shares that can be issued under the respective plans. Each option represents the right to purchase one share of the Company's common stock.

                            Total       Shares
                            Shares     Reserved for    Shares     Remaining
                           Reserved   Outstanding    Issued as  Options/Shares
 Name of Plan            Under Plans    Options     Stock Bonus   Under Plans
 -------------           -----------  -----------   -----------  ------------
 Incentive Stock Option
  Plan                    2,000,000      41,955         N/A        1,740,183
 Non-Qualified Stock
  Option Plan             2,000,000        --           N/A        2,000,000
 Stock Bonus Plan         1,000,000        --           --           833,335

The Company presently does not have a sufficient number of authorized shares of common stock with respect to the total shares reserved under the Company's stock option plans.


The following sets forth certain information, as of December 31, 2003, concerning the Company's equity compensation plans.


                                            Equity Compensation Plan Information


        Plan category                             Number of securities     Weighted average          Number of securities
                                                  to be issued upon        exercise price of         remaining available for
                                                  exercise of              outstanding options,      future issuance
                                                  outstanding options,     warrants and rights
                                                  warrants and rights

        Equity compensation plans approved by             41,955                     .055                   1,740.183
        security holders

        Equity compensation plans not approved               -                                              2,833,335
        by security holders

        Total                                             41,955                                            4,573,518


Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of more than five percent of any class of the Company's voting securities as of April 20, 2004(except where otherwise noted) with respect to (a) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Company, (c) the Company's executive officers and (d) all officers and directors of the Company as a group. Except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share. The Company disputes the ownership of more than 5% of the common stock by any other person. (See Note - I "Legal Items for further information.)




      Share Ownership Assuming Exercise or Conversion of all Notes, Preferred Shares, Options.
                                    Shares of
Name                                Common Stock            Percent of Class

Ronald Bridges                        775,000                     *
Wayne Eastman                         110,000                     *
Joel Marcus                           450,000                     *
Douglas Szalasny                       50,000                     *
Gordon Kuhn                            50,000                     *
Donald Hutton                          50,000                     *
Transit Rail, LLC (1)              31,248,016                    14%
All Officers and Directors
  as a Group (five persons)         1,485,000                     *

*    Less than 1%


(1) Change of Control: Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 750 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 1,750 additional shares of Series D Preferred Stock. In connection with the transaction Transit Rail LLC received a proxy from the holder of the shares of Series C Preferred Stock granting it the right to vote approximately 39.8% of the Company's voting securities. Upon the purchase of 1,700 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock shall be entitled to 120,000 votes, which would represent 50.5% of the Company's voting securities based upon the number of shares of common stock presently outstanding. Gordon Reger controls Transit Rail, LLC. Mr. Reger and his affiliated group of companies (collectively, the "Reger Group") own or operate a fleet of approximately 575 rail cars that transport construction and demolition material generated from high-cost disposal markets in the Northeastern United States to low-cost landfills located in the Midwest. The Reger Group owns and operates rail-served transfer stations in Connecticut and Massachusetts which handle construction and demolition material. The Reger Group also provides rail disposal services for the largest transfer station in New York City and operates a municipal solid waste landfill in Ohio. Currently, the Reger Group has agreements to purchase additional assets related to its waste handling and rail served transportation business. The Reger Family has been involved in waste handling and transportation for over 30 years and has approximately 100 employees. The Reger Groups' headquarters is located in West Seneca, New York.

In addition to the waste handling and transportation businesses described above, Mr. Reger has significant investments in commercial and residential real estate in New York, Massachusetts, Rhode Island and Florida.

The 31,248,016 shares of common stock issuable upon the conversion of 2,500 shares of Series D Preferred Stock which may be purchased by Transit Rail LLC are convertible 12 months from the date of issuance of the shares of Series D Preferred Stock.

See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively with filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.


Item 12.  Certain Relationships and Related Transactions.


In September 2002, John Marsala, the holder of 440,000 shares of Series C Preferred Stock, contributed 250,000 shares of common stock, which was reissued by the Company in settlement of the Platinum Funding lawsuit. (See Note I of the Financial Statements for the year ended December 31, 2002 for further information.) On February 21, 2002, convertible notes in the principal amount of $18,733 and the accrued interest thereon were converted by Mr. Marsala into 655,741 shares of common stock and options to purchase 685,381 shares of common stock at an exercise price of $0.12 per share. On February 21, 2002, Mr. Marsala converted shares of Series C Preferred Stock in the face amount of $60,000 plus accrued dividends thereon in the amount of $86,000 into 4,358,099 shares of common stock and an option to purchase 4,555,085 shares of common stock at an exercise price of $0.12 per share. Mr. Marsala has guaranteed lease obligations of the Company to Citibank and All Points Capital with outstanding amounts of $37,000 and $18,000, respectively, as of December 31, 2003. In December 2003, accrued dividends on 440,000 shares of Series C Preferred Stock held by Mr. Marsala totaling $118,131 were converted into 2,050,887 shares of common stock and a warrant to purchase an additional 2,828,968 shares of common stock at an exercise price of $0.12 per share.

In February 2004 in connection with the transaction with Transit Rail, LLC, the Company, Transit Rail, LLC and John Marsala entered into an agreement (the "Tri-Party Agreement"), pursuant to which Mr. Marsala (i) granted Transit Rail an irrevocable proxy with respect to 440,000 shares of Series C Preferred Stock for a period of up to 12 months and (ii) agreed to convert 440,000 shares of Series C Preferred Stock into shares of common stock upon Transit Rail purchasing 1,700 shares of Series D Preferred Stock. Under the terms of the Series C Preferred Stock, each share of Series C Preferred Stock is entitled to 300 votes per share. Based upon the shares of common stock issued and outstanding, the proxy represents the right to vote approximately 39.8 % of the Company's voting securities. As part of such transactions, the Company and Mr. Marsala entered into an agreement pursuant to which Mr. Marsala agreed to waive his rights to certain additional shares of Series C Preferred Stock under the terms and conditions of the Series C Preferred Stock provided that the Company has a sufficient number of authorized shares of common stock with respect to all outstanding options, warrants and conversion rights no later than June 3, 2004. Pursuant to the Tri-Party Agreement, in the event that the Company does not have a sufficient number of authorized shares of common stock with respect to all outstanding options, warrants and conversion rights by June 3, 2004, then Mr. Marsala has agreed to assign to Transit Rail 50% of the shares which Mr. Marsala is entitled to receive pursuant to the agreement between Mr. Marsala and the Company.

In February 2004, promissory notes and accrued interest in the amount of $689,700 were converted into 6,890,700 shares of common stock, of which John Marsala held $225,600 and converted into 2,250,600 shares of common stock. In February 2004, the Company purchased the remaining 49% of the capital stock of JS Transportation, Inc. in exchange for 4,000,0000 shares of common stock, of which for 9% of JST held by John Marsala he received 734,694 shares of common stock.

From December 2001 through October 2002, Ronald Bridges (a director and the Company's President and chief executive officer at such times, and currently a director) made short-term loans to the Company. Of such loans and other obligations to Mr. Bridges, $42,000 was outstanding as of December 31, 2003 and converted into 420,000 shares of common stock in February 2004. In November 2001, the Company purchased a tractor for $44,000. Mr. Bridges then loaned the Company $48,000, which was utilized for the purchase of the tractor and such amount was payable in eight equal monthly installments. After the Company made payments in the amount of $15,000, the Company failed to meet its current obligations to Mr. Bridges and transferred the tractor to Mr. Bridges in exchange for the cancellation of the outstanding loan balance. The Company then leased the tractor from Mr. Bridges at the rate of $2,200 per month. For the year ended December 31, 2003, the Company paid $6,600 in connection with the lease and in December 31, 2003, the Company paid an additional $28,000 to Blue Ribbon Group, an affiliate of Mr. Bridges for the leasing of equipment. In November 2001, the Company purchased two trailers for a purchase price $40,000. Mr. Bridges loaned the Company $40,000 for the purchase which was repaid over a period of 14 months ending in August 2002. In October 2003 Mr. Bridges purchased 625,000 shares of common stock for an aggregate purchase price of $25,000.

In September 2002 the Company granted an option to National Transportation Services, LLC ("NTS"), an unaffiliated third party to lease five acres at the Company's Greenville Yard in New Jersey. Pursuant to the option, the Company was to be guaranteed a minimum of eight rail cars a day at a cost of $500 per rail car. NTS was obligated to install the track and equipment on the property and was receive to receive a credit of $50 per rail car until NTS recouped its costs. The option was for a term of 24 months and provided for payments of $3,000 per month. Upon NTS' failure to make the payments pursuant to the option, the option was cancelled. Mr. Bridges became a principal of NTS in March 2003 and the Company granted an option to NTS to lease five acres at the Company's Greenville Yard in New Jersey. NTS intends to use the facility for the intermodal transfer of municipal solid waste with the Company's rail operations. The term of the option is 24 months and the option payments are $2,500 per month. The term of the lease will be 20 years and NTS will guarantee the Company a minimum of eight rail cars a day at a cost of $350 to $450 per rail car. NTS is obligated to install the track and equipment on the property and will receive a credit of $80 per rail car until NTS has recouped its costs.

On May 1, 2001, the Company the Company entered into an agreement with Construction and Marine Equipment ("CME"), which became an affiliate of Ronald Bridges in the first half of 2003, to provide loading and unloading of intermodal containers of railcars at the Greenville Yard in Jersey City, New Jersey. The term of the agreement is through April 30, 2006. Pursuant to the agreement, the Company has guaranteed CME a minimum of 540 rail cars per annum at a cost of $325-375 per car. CME directly bills customers for its services.

Since October 2003, Consolidated Logistics and Transportation, Inc., an affiliate of Ronald Bridges, provides brokerage services to the Company and leases equipment to the Company at competitive rates. During the year ended December 31, 2003, the Company paid Consolidated Logistics and Transportation, Inc. $40,000 in connection with the brokerage services and leasing of equipment. For the year ended December 31, 2003, Consolidated Logistics and Transportation, Inc. paid the Company $507,000 for trucking services and the Company had an account receivable from Consolidated Logistics and Transportation, Inc. for $95,000 with respect to trucking revenues.

Reger Enterprises, LLC, an affiliate of Transit Rail LLC, holds an option to develop a two and one-half acre site at the Company's Bush Terminal Facility which it may exercise if the Company's lease dispute with the City of New York is settled and the City of New York approves the contemplated use of the site. The use and transportation fees payable to the Company, if the option is exercised, will be established at fair market value and subject to approval of the majority of the Company's disinterested directors.

Item 13.  Exhibits and Reports on Form 8K

(a)      Exhibits


  3.1             Amendment No. 1 to By-Laws
 10.1 Service Agreement dated May 1, 2001 between Construction and Marine Equipment and New York Cross Harbor Railroad
 10.2 Agreement dated March 1, 2003 between New York Cross Harbor Railroad Company and National Transportation Services, LLC
 14.1             Code of Ethics
 31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
 31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
 32.1 Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8K


Form 8-K " Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $45,00 for the fiscal year ended December 31, 2002 and $35,000 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal years ended December 31, 2002 and 2003.

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal years ended December 31, 2002 and December 31, 2003.

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal years ended December 31, 2002 and 2003.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is nominated by the members of the Audit Committee and approved by the Company's board of directors.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 20, 2004 by the undersigned, thereunto duly authorized.


                                           New York Regional Rail Corporation


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

     Signatures                   Title                   Date
     -----------              -------------             --------

/s/ Ronald W. Bridges         Director                April 20, 2004
-----------------------


/s/ Gordon Kuhn               Director                April 20, 2004
----------------------


/s/ Donald Hutton             Director                April 20, 2004
----------------------


/s/ Joel Marcus               Director                April 20, 2004
---------------------