Form 10QSB
period 2004-03-31
NEW YORK REGIONAL RAIL CORP
filed 2004-05-24
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2004


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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No






There were 199,844,790 shares of the Registrant's Common Stock outstanding as of May 19, 2004.

                                      INDEX
                                                                    Page
Part  I:  Financial Information

Item 1.   Financial Statements:

Unaudited Consolidated Balance Sheet - as of March 31, 2004           3

Unaudited Consolidated Statements of Operations,
Three Months Ended March 31, 2004 and March 31, 2003                  4

Unaudited Consolidated Statements of Cash Flows,
Three Months Ended March 31, 2004 and March 31, 2003                  5

Notes to Consolidated Financial Statements                           6-8

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                          9-14


Item 3.  Controls and Procedures                                      15


Part II:  Other Information                                           15

 Item 1.  Legal Proceedings                                           15

 Item 2.  Changes in Securities                                       15

 Item 3.  Defaults Upon Senior Securities                             16

 Item 4.  Submission of matters to a vote
           of Security Holders                                        16

 Item 5.  Other Information                                           16

 Item 6.  Exhibits and Reports on Form 8-K                            16

Signatures                                                            17

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004

                                   (UNAUDITED)

                                     ASSETS

Current assets
     Cash                                                  $            376,178
     Accounts receivable, net of allowance
      for doubtful accounts of $177,609                               1,669,962
     Prepaid expenses and other current assets                           92,885
                                                           ---------------------
       Total current assets                                           2,139,025

Property and equipment, net                                           3,150,663

Other assets                                                            557,376
                                                           ---------------------
                                                           $          5,847,064
                                                           =====================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long term debt                  $            209,505
     Convertible promissory notes:
       Others                                                           235,000
       Related parties                                                        0
     Other short-term debt:                                             234,209
     Accounts payable                                                 1,176,290
     Accrued expenses                                                 3,266,453
     Payroll taxes payable                                            1,169,056
                                                           ---------------------
       Total current liabilities                                      6,290,513

Deferred rent payable                                                   110,527

Long term debt                                                        1,021,332

Stockholders' deficit:
     Series C Convertible Preferred Stock, $.001 par
      value, 500,000 shares authorized; 440,000 shares
      issued and outstanding                                            440,000
     Series D Convertible Preferred Stock, $0.001 par
      value, 2,500 shares authorized; 750 shares issued
      and outstanding                                                       750
     Common stock, $.0001 par value, 200,000,000 shares
      authorized, issued and outstanding                                 20,000
     Additional paid-in-capital                                      15,102,032
     Accumulated deficit                                            (17,110,986)
     Treasury Stock, $0.17 par value,  155,210 shares                   (26,355)
                                                           ---------------------
       Total stockholders' deficit                                   (1,574,559)
                                                           ---------------------
                                                           $          5,847,813
                                                           =====================




                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31
                                               ---------------------------------
                                                    2004             2003
                                               ---------------    --------------

Operating revenues                             $    2,311,763     $   1,289,709

Operating expenses                                  1,876,470           855,848
                                               ---------------    --------------

Gross Profit                                          435,293           433,861

Legal                                                  82,898            50,391
Selling and administartive expenses                   767,604           431,661
                                               ---------------    --------------
Total Admin Exp.                                      850,502           482,052
                                               ---------------    --------------

Income/ (loss) from operations                       (415,209)          (48,191)

Other income (expenses):
Forgiveness of debt  and gain on fixed assets         288,254            17,725
Interest expense, net                                 (21,364)          (52,939)
                                               ---------------    --------------
Total other income  (expense)                         266,890           (35,214)
                                               ---------------    --------------

Loss before  minority interest                       (148,319)          (83,405)

Minority interest in (income) loss of
 subsidiary                                              -               (7,603)
                                               ---------------    --------------

Net  loss                                            (148,319)          (75,802)

Deemed preferred stock dividend                        11,000            11,000
                                               ---------------    --------------

Loss applicable to common shareholders         $     (159,319)    $     (86,802)
                                               ===============    ==============

Loss per share - basic and diluted:            $        (0.00)    $       (0.00)
                                               ===============    ==============

Weighted average common shares outstanding
     basic and diluted                            199,944,765       183,337,109
                                               ===============    ==============



                 See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)



                                                   FOR THE THREE MONTHS ENDED
                                                            March 31
                                           -------------------------------------
                                                 2004                   2003
                                           ---------------     -----------------
Increase in cash and cash equivalents

Cash flows from operating activities:
  Net loss                                 $     (148,319)     $        (75,802)
                                           ---------------     -----------------
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Depreciation and amortization                   124,723               146,936
  Non-cash Compensation                           115,625                42,399
  Bad debt expense (recovery)                     (16,682)                 -
  (Gain)/ loss on exchange of fixed assets         11,165                (4,595)
  Gain on exchange of forgiveness of debt        (275,902)                 -
  Minority Interest in subsidiary earnings           -                   (7,603)
  Changes in operating assets and
   liabilities:
  Accounts receivable                            (673,763)              (52,477)
  Other current assets                             26,717               (11,934)
 Other assets                                        -                  (69,353)
  Accounts payable                                502,428                (6,061)
  Accrued expenses                                (13,334)              101,858
  Payroll taxes payable                            19,049                17,462
  Deferred rent                                    21,777              (107,306)
  Treasury Stock                                    3,243                  -
  Deferred revenue                                   -                   (2,500)
                                           ---------------     -----------------
     Total adjustments                           (154,954)               46,826
                                           ---------------     -----------------
Net cash provided by operating activities        (303,273)              (28,976)
                                           ---------------     -----------------

Cash flows from investing activities:
     Purchase of property and equipment           (15,788)               (9,962)
                                           ---------------     -----------------
Net cash used in investing activities             (15,788)               (9,962)
                                           ---------------     -----------------

Cash flows from financing activities:
     Payments of long term debt                      -                  (31,748)
     Proceeds from other current
      debt - nonrelated party                    (210,000)                 -
     Preferred Seried "D" issued for cash
      net of costs                                720,000                  -
     Proceeds (payments) of current
      debt - related party                        (31,673)                 -
                                           ---------------     -----------------
Net cash provided by (used in)
 financing activities                             478,327               (31,748)
                                           ---------------     -----------------

Net increase in cash and cash equivalents         159,266               (70,686)
Cash at beginning of year                         216,912                86,148
                                           ---------------     -----------------
Cash and cash equivalents at end of period $      376,178      $         15,462
                                           ================    =================






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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2004 are included.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Reclassification: Certain amounts have been reclassified in 2003 to conform to the presentation in 2004.




                                    Authorized   Number of Shares      Amount
                                    ----------   ----------------     --------
Preferred C                            500,000          440,000       440,000
Preferred D                              2,500              750             1
Common $.0001 par value            200,000,000      200,000,000        20,000
Treasury Stock, at cost                                 155,210        26,355


2. CAPITAL STOCK

In March 2004, the Company entered into an investor relations consulting contract with Wildstein Advisory Services, Inc ("WASI"). The contract runs until December 31, 2004. Under the terms of the contract WASI received warrants to purchase 1,000,000 shares of common stock at an exercise price of $.0001 per share. On the date of the execution of the agreement, the closing price for the Company's common stock was $0.10. Accordingly, the Company recorded a charge to consulting expense of $100,000.

In January 2004, the Company entered into an employment agreement with Joel Marcus, the Company's chief financial officer. The agreement provides for compensation of $1,500 per month and Mr. Marcus was issued an option to purchase 250,000 shares of common stock at an exercise price of $.0001 per share. On the date of the grant the closing price for the Company's common stock was $0.625, accordingly the Company recorded a $15,625 charge to compensation expense in connection with the issuance of the option.

In February 2004, Mr. Marcus exercised the remaining 38,597 options granted in accordance with the terms of his 2002 employment agreement. The exercise prices ranged from $.0495 per share to $0.074 per share. Mr. Marcus exercised these warrants using $2,384 of accrued consulting fees.

In January 2004, accrued dividends on 440,000 shares of Series C Preferred Stock totaling $118,131 were converted into 2,050,887 shares of common stock. Upon conversion the holder of the shares of Series C Preferred Stock received a warrant to purchase an additional 2,828,968 shares of common stock at an exercise price of $0.12 per share.

In February 2004, promissory notes and accrued interest in the amount of $464,640 were converted into warrants to purchase 4,646,400 shares of common stock at an exercise price of $.0001 per share. On such date the closing price for the Company's common stock was $0.08.

In February 2004, promissory notes and accrued interest in the amount of $225,060 held by John Marsala were converted into 2,250,600 shares of common stock. On such date the closing price for the Company's common stock was $0.08.

In February 2004, notes payable to Ronald Bridges a related party totaling $42,000 in principal plus accrued interest were converted intowarrants to purchase 420,000 shares of common stock at an exercise price of $.0001 per share. On the date of the conversion the closing price for the Company's common stock was $0.08.

In February 2004, the Company purchased the remaining 49% of the stock of JS Transportation, Inc. in exchange for 1,420,408 shares of common stock and warrants to purchase 2,579,592 shares of common stock at an exercise price of $.001 per share and the return to treasury of 860,000 shares of the Company's common stock. On the date of the acquisition the closing price for the Company's common stock was $0.08.

On February 4, 2004, the Company entered into an employment agreement with Donald Hutton. The agreement provides for annual compensation of $115,000 plus other benefits. In addition, he is eligible for incentive bonuses.

In February 2004, Convertible Notes in the amount of $210,000 plus accrued interest held by Dominic Massa were settled at a discount.

Series D Preferred Stock

In February 2004, the Board of Directors designated 2,500 shares of preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have no annual dividend. Upon liquidation or dissolution, each share of Series D Preferred Stock is entitled to a distribution of 110% of the face amount. Each share of Series D Preferred Stock is entitled to 120,000 votes on any matter submitted to a vote of the stockholders provided that at least 1,700 shares of Series D Preferred Stock have been issued and there are no shares of Series C Preferred Stock outstanding. The shares can convert into shares of common stock under various terms. (See Note - M "Subsequent Events" and the Company's 8-K filed February 19, 2004 for further details.) As of March 31, 2004, 750 shares of Series D Preferred Stock have been issued.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. Management believes the application of these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.


3. LEGAL MATTERS AND OTHER CONTINGENCIES

Regulation S-B requires only updates of existing or new legal matters, which occurred since the last report be contained in this report on Form 10 QSB.Please see the Company's annual report on Form 10-KSB for year ended December 31, 2003 for further information on legal matters and other contingencies.

4. SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.


                                   Railroad         Trucking             Total
                                 ------------   ---------------      -----------
As of March 31, 2004
-------------------------
Segment assets                   $4,283,926       $1,563,138         $5,847,064


Three months ended March 31, 2004
- -------------------------------
Operating revenues               $  303,952        2,007,811          2,311,763
Gross profit                        119,428         315,865             435,293
Segment profit (loss)              (445,182)        296,863            (148,319)
Interest expense                    (18,013)         (3,351)            (21,364)
Depreciation and amortization        60,475          64,248             124,723



                                  Railroad         Trucking             Total
                                 ------------   ---------------      -----------
As of March 31, 2003
------------------------
Segment assets                  $ 3,442,145      $ 1,625,040         $5,066,185


Three months ended March 31, 2003
---------------------------------
Operating revenues              $   425,541      $   864,168         $1,289,709
Gross profit                        298,519          135,342            433,861
Segment profit (loss)               (60,286)         (15,516)           (75,802)
Interest expense                     28,011           24,928             52,939
Depreciation and amortization        60,264           86,672            146,936

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Affiliates of Transit Rail, LLC own or operate a fleet of approximately 575 railcars that transport construction and demolition material generated from high-cost disposal markets in the Northeastern United States to low-cost landfills located in the Midwest. Such affiliates own and operate rail-served transfer stations in Connecticut and Massachusetts which handle construction and demolition material. They also provide rail disposal services for the largest transfer station in New York City and operate a municipal solid waste landfill in Ohio. The Company expects that in addition to its investment, Transit Rail, LLC or its affiliates in conjunction with the Company will submit proposals and bid on projects, which are in the waste transportation and disposal areas, utilizing the Company's unique rail assets.


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


Recent Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.

In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company will adopt the annual disclosures for its fiscal year ending December 31, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003


RESULTS OF OPERATIONS

     The components of the Company's operating revenues and expenses by business segment during the three months ending March 31, 2004 were:

                                 Railroad        Trucking

Operating revenues              $ 303,952       $2,007,811
Operating expenses              $ 184,524       $1,691,946
Gross profit                    $ 119,428       $  315,865


     The components of the Company's operating revenues and expenses by business segment during the three months ending March 31, 2003 were:

                                 Railroad        Trucking

Operating revenues              $ 425,541       $ 864,168
Operating expenses              $ 127,022       $ 728,826
Gross profit                    $ 298,519       $ 135,342


     During the three months ended March 31, 2004, the Company had $2,311,763 in revenue compared to $1,289,709 in revenue during the corresponding quarter ended March 31, 2003, an increase of $1,022,054 or 79.2%. This increase was primarily due to the "Dispatch Services" from JST, which resulted in approximately $880,000 of additional revenue. During the three months ended March 31, 2004, JST's revenues increased 1,143,643 or 132.3%.

     Operating expenses for the three months ended March 31, 2004 were $1,876,470 compared to $855,848 for the three months ended March 31, 2003, an increase of $1,020,622 or 119.3%. This increase in expense is primarily due to the increased costs associated with JST's 132.3% increase in revenue and increased marine towing, manpower, fuel and carhire costs due to operating inefficiencies for rail operations. Management intends to evaluate means of reducing the railroad's operating inefficiencies. (See Item 5 of the Company's annual report on Form 10-KSB for year ended December 31, 2003 for further information on legal matters and other contingencies.)

     Operating expenses as a percentage of operating revenues were 66.4% for the three months ended March 31, 2003. For the three months ended March 31, 2004, operating expenses increased to 81.2% of operating revenues due the increased costs associated with JST's increased revenue and increased marine towing, manpower, fuel and carhire costs due to operating inefficiencies for rail operations.

     Administrative expenses increased in the three months ended March 31, 2004, by $368,450. As a percentage of operating revenues, administrative expenses increased to 36.8% for the three months ended March 31, 2004, from 37.4% for the three months ended March 31, 2003. The increase of $368,450 is primarily from and increased legal and professional fees associated with the series of significant transactions, a $115,625 charge for compensation $100,000 for investor relations services and $15,625 for accounting services and a non-cash deferred rent charge of $21,777.

     Net interest expense was $21,364 for the three months ended March 31, 2004, as compared to $52,939 for the three months ended March 31, 2003. This decrease is attributed to lower debt balances due to conversions and pay-downs on loans.

     The Company recognized a net loss for the three months ended March 31, 2003 of $75,802 versus a loss for the three months ended March 31, 2004 of $148,319 due to the factors listed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash used in operating activities of $303,273 during the three months ended March 31, 2004 compared to net cash used in operating activities of $28,976 for the three months ended March 31, 2003. The increase of $304,297 was primarily caused by an increase in net loss, an increase in accounts receivable from trucking operations and gain on forgiveness of debt, which was reduced primarily by increases in and non-cash compensation, deferred rent and accounts payables.

The Company had net cash used in investing activities of $15,788 during the three months ended March 31, 2004 as compared to net cash used in investing activities of $9,962 for the three months ended March 31, 2003. The increase of $5,826 was the result of an increase in the purchase of machinery and equipment.

The Company had net cash provided by financing activities of $478,327 during the three months ended March 31, 2004 as compared to net cash used in financing activities of $31,748 for the three months ended March 31, 2003. The increase of $540,075 was caused primarily by the sale of preferred stock for $750,000 during the three months ended March 31, 2004 offset a $30,000 charge for professional fees and by payments approximately $242,000 of current debt.

The Company's total assets on March 31, 2004 were $5,847,064, an increase of $938,439 from $4,908,625 on December 31, 2003. Total current assets of the Company on March 31, 2004 increased by $822,994 to $2,139,025 from $1,316,031 on
December 31, 2003. The increased assets are primarily attributable to an increase in accounts receivable and in cash as a result of the sale of shares of Series D Preferred Stock. Other assets were $557,376 on March 31, 2004 as compared to $324,663 on December 31, 2003. This increase is due to goodwill from the JST acquisition.

On March 31, 2004, the Company had total liabilities of $7,422,372 as compared to $7,868,558 on December 31, 2003. On March 31, 2004, current liabilities were $6,290,513 as compared to $6,067,249 on December 31, 2003.

The Company's working capital deficit on March 31, 2004 decreased by $599,730 to $4,151,488 from $4,751,218 on December 31, 2003.

The Company's total stockholders deficit on March 31, 2004 decreased by $1,384,625 to $1,5575,308 from $2,959,933 on December 31, 2003.

As of December 31, 2003 the Company had the following current liabilities:

                 Accounts payable                                 $ 1,176,290

                 Accrued expenses                                 $ 3,266,453

                 Notes payable and current maturities
                 of long-term debt                                $   678,714

                 Payroll taxes payable                            $ 1,169,056


Accounts payable are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations.

Accrued expenses include $1,107,590 for accrued real estate taxes payable to New York and New Jersey.

The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $556,200 for these real estate taxes. As of May 19, 2004, the Company is actively attempting to settle this dispute.

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $551,390 for these real estate taxes. As of May 19, 2004, the Company is actively attempting to settle this dispute. (See
Note I of the Form 10KSB for the year ended December 31, 2003 for additional information in regards to this matter.)

Accrued expenses also include a "Reserve for Legal Contingencies and Other Commitments" of approximately $1,958,000. In accordance with recently issued accounting pronouncements of the FASB, specifically SFAS Statement No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity the Company has re-classified $1,500,000 of temporary equity to "Reserve for Legal Contingencies and Other Commitments". Additionally, the Company also reclassified approximately $456,000 of short-term debt and accrued interest. (See Note I of the Form 10KSB for the year ended December 31, 2003 for additional information in regards to this matter.)

Accrued expenses include approximately $103,000 owed for accrued interest on convertible notes. The Company anticipates that most of the accrued interest will be satisfied through the issuance of common shares. However, there can be no assurance that this will occur.

Notes payable and current maturities of long-term debt totaling $678,714 includes $209,505 of current maturities of long-term debt primarily for equipment leases or settlement payments on outstanding debts and are payable over 12 months. It also includes $235,000 of convertible notes, which the Company anticipates will be converted into equity. However, there can be no assurance that this will occur.

The Company has an accrual for payroll taxes payable in the amount of $1,169,056. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll tax; however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes it is still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. As of May 19, 2004, the Company is actively attempting to settle this dispute. However, there can be no assurance that the Company will achieve a satisfactory settlement.

The lease portion of the 2003 Agreement signed with Conrail provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. Pursuant to the lease, in September 2003, the Company exercised an option to lease an additional five acres in the Greenville Yard. The agreement contains rent concessions early in the lease term and then the base rent is $168,500 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a $21,777 non-cash deferred rent charge during the three months ended March 31, 2004.

Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with PANYNJ. Under the agreement the PANYNJ will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers which will be applied against the amount of the judgment. This agreement was extended on October 1, 2003 for an additional year. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. The Company's current liability is estimated to be $337,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement. As of May 19, 2004, the Company is actively attempting to settle this dispute.

Long-term liabilities is made up predominately of approximately $644,000 in the long term portion of notes payable including interest and $377,076 of the long term portion of lease commitments.

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

The Company has a working capital deficit and has required additional financing. Until recently, the only source of funds available to the Company has been though issuance of floating rate convertible debentures or by issuing shares in return for services.

In February 2004, the Company purchased the remaining 49% of the stock of JS Transportation, Inc. in exchange for 4,000,0000 shares of common stock and the return to treasury of 860,000 shares of the Company's common stock.

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

Regulation S-B requires only updates of existing or new legal matters, which occurred since the last report be contained in this report on Form 10 QSB. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2003 for further information on legal matter and other contingencies.

Item  2.   Changes in Securities:

In March 2004, the Company entered into an investor relations consulting contract with Wildstein Advisory Services, Inc ("WASI"). The contract runs until December 31, 2004. Under the terms of the contract WASI received warrants to purchase 1,000,000 shares of common stock at an exercise price of $.0001 per share. On the date of the execution of the agreement, the closing price for the Company's common stock was $0.10. Accordingly, the Company recorded a charge to consulting expense of $100,000.

In January 2004, the Company entered into an employment agreement with Joel Marcus, the Company's chief financial officer. The agreement provides for compensation of $1,500 per month and Mr. Marcus was issued an option to purchase 250,000 shares of common stock at an exercise price of $.0001 per share. On the date of the grant the closing price for the Company's common stock was $0.625, accordingly the Company recorded a $15,625 charge to compensation expense in connection with the issuance of the option.

In February 2004, Mr. Marcus exercised the remaining 38,597 options granted in accordance with the terms of his 2002 employment agreement. The exercise prices ranged from $.0495 per share to $0.074 per share. Mr. Marcus exercised these warrants using $2,384 of accrued consulting fees.

In January 2004, accrued dividends on 440,000 shares of Series C Preferred Stock totaling $118,131 were converted into 2,050,887 shares of common stock. Upon conversion the holder of the shares of Series C Preferred Stock received a warrant to purchase an additional 2,828,968 shares of common stock at an exercise price of $0.12 per share.

In February 2004, promissory notes and accrued interest in the amount of $464,640 were converted into warrants to purchase 4,646,400 shares of common stock at an exercise price of $.0001 per share. On such date the closing price for the Company's common stock was $0.08.

In February 2004, promissory notes and accrued interest in the amount of $225,060 held by John Marsala were converted into 2,250,600 shares of common stock. On such date the closing price for the Company's common stock was $0.08.

In February 2004, notes payable to Ronald Bridges a related party totaling $42,000 in principal plus accrued interest were converted into warrants to purchase 420,000 shares of common stock at an exercise price of $.0001 per share. On the date of the conversion the closing price for the Company's common stock was $0.08.

In February 2004, the Company purchased the remaining 49% of the stock of JS Transportation, Inc. in exchange for 1,420,408 shares of common stock and warrants to purchase 2,579,592 shares of common stock at an exercise price of $.001 per share and the return to treasury of 860,000 shares of the Company's common stock. On the date of the acquisition the closing price for the Company's common stock was $0.08.


Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 750 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 1,750 additional shares of Series D Preferred Stock.

See Notes to Financial Statements of this report, Note 2, Capital Stock, Series D Preferred Stock and Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTSAND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.


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



(b) Reports on Form 8-K:


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


Date: May 24, 2004                 By:/s/Wayne Eastman
                                          -----------------------
                                          Wayne Eastman
                                          President

Date: May 24, 2004                  By:/s/Joel Marcus
                                          -----------------------
                                          Joel Marcus
                                          Chief Financial Officer