Form 10QSB
period 2004-06-30
NEW YORK REGIONAL RAIL CORP
filed 2004-08-24
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: June 30, 2004


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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No






There were 199,844,790 shares of the Registrant's Common Stock outstanding as of August 19, 2004.

                                      INDEX
                                                                    Page
Part  I:  Financial Information

Item 1.   Financial Statements:

Unaudited Consolidated Balance Sheet - as of June 30, 2004            3

Unaudited Consolidated Statements of Operations,
Six Months Ended June 30, 2004 and June 30, 2003                      4

Unaudited Consolidated Statements of Cash Flows,
Six Months Ended June 30, 2004 and June 30, 2003                      5

Notes to Consolidated Financial Statements                            6-8

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                           8-14


Item 3.  Controls and Procedures                                      15


Part II:  Other Information                                           15

 Item 1.  Legal Proceedings                                           15

 Item 2.  Changes in Securities                                       16

 Item 3.  Defaults Upon Senior Securities                             16

 Item 4.  Submission of matters to a vote
           of Security Holders                                        16

 Item 5.  Other Information                                           16

 Item 6.  Exhibits and Reports on Form 8-K                            16

Signatures                                                            17

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2004

                                   (UNAUDITED)

                                     ASSETS

Current assets
 Cash                                                        $   142,766
 Accounts receivable, net of allowance for doubtful
  accounts of $212,609                                         1,269,890
 Prepaid expenses and other current assets                       122,896
                                                              ----------
     Total current assets                                      1,535,552

Property and equipment, net                                    3,618,579

Other assets                                                     554,321
                                                              ----------
                                                             $ 5,708,452
                                                              ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current maturities of long term debt                        $   479,321
 Convertible promissory notes                                    235,000
 Other short-term debt                                           234,209
 Accounts payable                                                746,060
 Accrued expenses                                              3,342,246
 Payroll taxes payable                                         1,190,460
                                                              ----------
     Total current liabilities                                 6,227,296

Deferred rent payable                                            132,304

Long term debt                                                   993,988

Stockholders' deficit:
 Series C convertible preferred stock,
  $.001 par value, 500,000 shares authorized;
  440,000 shares issued and outstanding                          440,000
 Series D convertible preferred stock,
  $.001 par value, 2,500 shares authorized;
  1,000 shares issued and outstanding                                  1
 Common stock, $.0001 par value, 200,000,000 shares
  authorized and issued 199,844,790 outstanding                   20,000
 Additional paid-in-capital                                   15,323,334
 Accumulated deficit                                         (17,402,116)
 Treasury stock, at cost, 155,210 shares                         (26,355)
                                                              -----------
     Total stockholders' deficit                              (1,645,136)
                                                              -----------

                                                             $ 5,708,452
                                                              ==========




                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED



                                      FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                             June 30                          June 30
                                      ------------------------      --------------------------
                                        2004          2003            2004              2003
                                      ---------    ---------        ---------         ---------
Operating revenues                   $5,123,429   $2,799,212       $2,811,666        $1,509,503

Operating expenses                    4,307,830    1,878,678        2,431,360         1,022,830
                                      ---------    ---------        ---------         ---------
Gross Profit                            815,599      920,534          380,306           486,673

Legal                                   140,126      198,217           57,228           145,826
Selling and administartive
 expenses                             1,326,966      854,438          559,362           442,502
                                      ---------    ---------        ---------         ---------
Total selling, general and
 administrative expenses              1,467,092    1,052,655          616,590           588,328
                                      ---------    ---------        ---------         ---------
Loss from operations                   (651,493)    (132,121)        (236,284)         (101,655)

Other income (expenses):
Forgiveness of debt and gain
 on sale of fixed assets                270,963         -             (17,291)             -
Interest expense, net                   (58,919)    (100,866)         (37,555)          (47,927)
                                      ---------    ---------        ---------         ---------
Total other income (expense)            212,044     (100,866)         (54,846)          (47,927)
                                      ---------    ---------        ---------         ---------
Loss before minority interest          (439,449)    (232,987)        (291,130)         (149,582)

Minority interest in (income)
 loss of subsidiary                        -           3,132             -               (4,471)
                                      ---------    ---------        ---------         ---------
Net  loss                              (439,449)    (229,855)        (291,130)         (154,053)

Deemed preferred stock dividend          22,000       22,000           11,000            11,000
                                      ---------    ---------        ---------         ---------
Loss applicable to common
 shareholders                        $ (461,449)  $ (251,855)      $ (302,130)       $ (165,053)
                                      =========    =========        =========         =========

Loss per share - basic and diluted:  $    (0.00)  $    (0.00)      $    (0.00)       $    (0.00)
                                      =========    =========        =========         =========

Weighted average common shares
 outstanding

  Basic and diluted                  199,861,139  185,729,498      199,861,139       188,063,656
                                     ===========  ===========      ===========       ===========



                 See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (UNAUDITED)



                                                 FOR THE SIX MONTHS ENDED
                                                         June 30
                                                 ------------------------
                                                  2004            2003
                                                 -------         -------
Cash flows from operating activities:
 Net loss                                       $(439,449)      $(229,855)
                                                 --------        --------
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                    241,877         283,529
 Non-cash compensation                            100,000          39,399
 Bad debt expense                                   8,318          93,950
 (Gain)/ loss on sale of fixed assets              11,165         (17,115)
 Forgiveness of debt                             (303,246)           -
 Minority interest in subsidiary earnings            -             (3,132)
 Changes in operating assets and liabilities:
 Accounts receivable                             (298,691)       (394,486)
 Other current assets                              (3,294)        (32,340)
 Other assets                                        -            (63,407)
 Accounts payable                                  72,198         237,073
 Accrued expenses                                  62,459         132,534
 Payroll taxes payable                             40,453          36,721
 Deferred rent                                     43,554         (85,118)
 Treasury stock                                     3,243            -
 Deferred revenue                                    -             (5,000)
                                                 --------        --------
     Total adjustments                            (21,964)        222,608
                                                 --------        --------
Net cash used in operating activities            (461,413)         (7,247)
                                                 --------        --------
Cash flows from investing activities:
 Purchase of property and equipment              (567,803)        (43,109)
                                                 --------        --------
Net cash used in investing activities            (567,803)        (43,109)
                                                 --------        --------
Cash flows from financing activities:
 Payments of long term debt                          -            (32,833)
 Payments of other current debt
  - nonrelated party                             (210,000)           -
 Common stock issued for options                     -              4,500
 Preferred seried "D" issued for cash,
  net of cost                                     956,927            -
 Payments of current debt                         208,143           5,571
                                                 --------        --------
Net cash provided by (used in)
 financing activities                             955,070         (22,762)
                                                 --------        --------
Net increase (decrease) in cash and
 cash equivalents                                 (74,146)        (73,118)
Cash at beginning of year                         216,912          86,148
                                                 --------        --------
Cash and cash equivalents at end of period      $ 142,766       $  13,030
                                                 ========        ========







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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2004 are included.

The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Reclassification: Certain amounts have been reclassified in 2003 to conform to the presentation in 2004.


                                    Authorized   Number of Shares      Amount
                                    ----------   ----------------     --------
Preferred C                            500,000          440,000       440,000
Preferred D                              2,500            1,000             1
Common $.0001 par value            200,000,000      200,000,000        20,000
Treasury Stock, at cost                                 155,210        26,355


2. CAPITAL STOCK

Series D Preferred Stock

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 250 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 1,500 additional shares of Series D Preferred Stock.

See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively, filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.

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


3. LEGAL MATTERS AND OTHER CONTINGENCIES


New York Cross Harbor Railroad Terminal Corp. v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross Harbor Terminal Corp., Superior Court of New Jersey concern the Company's intermodal operations in Jersey City and the recent land filling and leveling activities.

On July 22, 2004, the Company settled these matters. While terms of the settlement are confidential, the Company has agreed that it will finish testing in 2 acres, of the over 27 acre facility. To date all samples taken under NJDEP supervision and tested at an approved NJ DEP facility have supported the Company's contention that no hazardous or toxic dumping took place at the facility. The parties have also agreed to work more closely in the future to avoid further controversies and the Company has agreed to sponsor Earth day events in the community as a good corporate neighbor which will focus on ecology and environmental improvements in Jersey City.


On May 9, 2003, the Surface Transportation Board ("STB") granted the request of the City of New York's Economic Development Corporation for adverse abandonment of tracks and facilities, including the float bridge at Bush Terminal in Brooklyn, NY. Prior to the abandonment date of June 11, 2003, the Company was granted a stay of the decision, pending a reconsideration of the decision. In September 2003, the Company appealed the ruling and the stay of the decision was extended until the outcome of the appeal. On July 14, 2004, the United States Court of Appeals for the District of Colombia Circuit ruled in the Company's favor and remanded the matter to the Board.

Regulation S-B requires only updates of existing or new legal matters, which occurred since the last report be contained in this report on Form 10 QSB. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2003 and quarterly report for the period ended March 31, 2004 for further information on legal matters and other contingencies.

4. SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.


                                        Railroad         Trucking       Total
                                      -------------   -------------  -----------
As of June 30, 2004
-------------------------
Segment assets                        $ 4,584,689     $  1,782,124   $6,366,813


Three months ended June 30, 2004
--------------------------------
Operating revenues                    $   312,321     $  2,499,345   $2,811,666
Gross profit                              178,494          167,161      345,655
Segment profit (loss)                    (312,135)          21,005     (291,130)
Interest expense                           35,670            1,885       37,555
Depreciation and amortization              62,681           54,473      117,154


Three months ended June 30, 2003
--------------------------------
Operating revenues                    $   457,499     $  1,052,004   $1,509,503
Gross profit                              345,788          140,885      486,673
Segment profit (loss)                    (158,707)           9,125     (149,582)
Interest expense                           23,239           24,688       47,927
Depreciation and amortization              60,339           76,254      136,593



                                        Railroad         Trucking       Total
                                      -------------   -------------  -----------
Six months ended June 30, 2004
--------------------------------
Operating revenues                    $   616,273     $  4,507,156   $5,123,429
Gross profit                              297,922          517,677      815,599
Segment profit (loss)                    (715,307)         275,858     (439,449)
Interest expense                           53,683            5,236       58,919
Depreciation and amortization             123,156          118,721      241,877

Six months ended June 30, 2003
--------------------------------
Operating revenues                    $   883,040     $  1,916,172   $2,799,212
Gross profit                              644,307          276,227      920,534
Segment profit (loss)                    (226,596)          (6,391)    (232,987)
Interest expense                           51,250           49,616      100,866
Depreciation and amortization             120,603          162,926      283,529




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


Change in Control

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC has purchased 1,000 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 1,500 additional shares of Series D Preferred Stock. In connection with the transaction Transit Rail LLC received a proxy from the holder of the shares of Series C Preferred Stock granting it the right to vote approximately 39.8% of the Company's voting securities. Upon the purchase of 1,700 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock shall be entitled to 120,000 votes, which would represent 50.5% of the Company's voting securities based upon the number of shares of common stock presently outstanding.

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

See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively, filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.

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

Business Strategy - Trucking
----------------------------

The Company's primary strategy to expand the Company's trucking operations is to focus on increasing revenues by providing dispatching services and transloading services in conjunction with the Company's rail operations. The Company's strategy to expand its trucking operations and to meet its future equipment and manpower needs also includes subcontracting with additional companies, leasing equipment directly and acquiring other smaller trucking companies. In 2003 the Company commenced utilizing the Company's relationships with independent operators and subcontractors to provide dispatching services. These services are provided to assist larger companies which often need trucks and drivers, in times of peak demand, and companies, which do not own fleets or employ drivers. The Company's strategy is to have these companies (which include waste, container and shipping companies) retain JST, the Company's subsidiary, to provide them with such transportation needs for a fixed rate. Management believes that it can charge premium rates for its dispatching services. The dispatching services provide the Company with the opportunity to fully utilize its own fleet as well as those of its independent operators and contractors.

Recent Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.

In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted the annual disclosures for its fiscal year ending December 31, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 had no impact on the Company's results of operation or financial condition.

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003


RESULTS OF OPERATIONS

                     Six months ended        Three months ended
                       June 30, 2004            June 30, 2004
                     -------------------      -------------------
                     Railroad   Trucking      Railroad   Trucking

Operating revenues   $616,273   $4,507,156    $312,321   $2,499,345
Operating expenses   $318,351   $3,989,479    $133,827   $2,297,533
Gross profit         $297,922   $  517,677    $178,494   $  201,812


                     Six months ended        Three months ended
                       June 30, 2003            June 30, 2003
                     -------------------      -------------------
                     Railroad   Trucking      Railroad   Trucking

Operating revenues   $883,040   $1,916,172    $457,499   $1,052,004
Operating expenses   $238,733   $1,639,945    $111,711   $  911,119
Gross profit         $644,307   $  276,227    $345,788   $  140,885


            During the six months ended June 30, 2004, the Company had $5,123,429 in revenue compared to $2,799,212 in revenue during the corresponding prior period, an increase of $2,324,217 or 83.0%. This increase is primarily due to "Dispatch Services" provided by the Company's trucking division JST.

            During the three months ended June 30, 2004, the Company had $2,811,666 in revenue compared to $1,509,503 in revenue during the corresponding prior period, an increase of $1,302,163 or 86.3%. This increase is primarily due to "Dispatch Services" provided by the Company's trucking division JST.

            Operating expenses for the six months ended June 30, 2004 were $4,307,830 compared to $1,878,678 for the six months ended June 31, 2003, an increase of $2,429,152 or 129.3%. This increase in expense is primarily due to the increased costs associated with JST's 83.0% increase in revenue and increased marine towing, manpower, fuel and carhire costs in the Company rail operations.

            Operating expenses for the three months ended June 30, 2004 were $2,431,360 compared to $1,022,830 for the three months ended June 31, 2003, an increase of $1,408,530 or 137.7%. This increase in expense is primarily due to the increased costs associated with a $1,302,163 increase in JST's revenue and increased marine towing, manpower and fuel costs in the Company rail operations.

      Operating expenses as a percentage of operating revenues were 67.1% for the six months ended June 30, 2003. In 2004, operating expenses increased to 84.1% of operating revenues due to the increased costs associated with JST's 83.0% increase in revenue and increased marine towing, manpower, fuel and carhire costs in the Company rail operations.

      Operating expenses as a percentage of operating revenues were 67.8% for the three months ended June 30, 2003. In 2004, operating expenses increased to 86.5% of operating revenues due to the increased costs associated with JST's 83.0% increase in revenue and increased marine towing, manpower and fuel in the Company rail operations.

      Selling and administrative expenses increased in the six months ended June 30, 2004, by $414,437 as compared to the six months ended June 31, 2003. As a percentage of operating revenues, selling and administrative expenses decreased to 28.6% for the six months ended June 30, 2004, from 37.6% for the six months ended June 30, 2003. The percentage decrease is primarily due to the increased revenue from the "Dispatch Services" provided by the Company's trucking division JST, which have minimal selling and administrative costs.

     Selling and administrative expenses increased in the three months ended June 30, 2004, by $28,262. As a percentage of operating revenues, selling and administrative expenses decreased to 21.9% for the three months ended June 30, 2004, from 39.0% for the three months ended June 30, 2003. The percentage decrease is primarily due to the increased revenue from the "Dispatch Services" provided by the Company's trucking division JST, which have minimal selling and administrative costs.

     Net interest expense was $58,919 for the six months ended June 30, 2004, as compared to $100,866 for the six months ended June 30, 2003. This decrease is attributed to lower debt balances due to conversions and pay-downs on loans. Net interest expense was $37,555 for the three months ended June 30, 2004, as compared to $47,927 for the three months ended June 30, 2003. This decrease is attributed to lower debt balances due to conversions and pay-downs on loans.

     The Company recognized a net loss for the six months ended June 30, 2004 of $439,449 versus a loss for the six months ended June 30, 2003 of $232,987 due to the factors listed above. The Company recognized a net loss for the three months ended June 30, 2004 of $291,130 versus a loss for the three months ended June 30, 2003 of $154,053 due to the factors listed above.



LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash used in operating activities of $461,413 during the six months ended June 30, 2004 compared to net cash used in operating activities of $7,247 for the six months ended June 30, 2003. The increase of $454,166 was primarily caused by an increase in net loss, an increase in accounts receivable from trucking operations and gain on forgiveness of debt, which was reduced primarily by increases in non-cash compensation, deferred rent and accounts payables.

The Company had net cash used in investing activities of $567,803 during the six months ended June 30, 2004 as compared to net cash used in investing activities of $43,109 for the six months ended June 30, 2003. The increase of $524,694 was primarily the result of an increase in property and equipment, due to the acquisition of four locomotives, eight tractors and improvements to the Greenville and Bush Terminal bridges, offset by depreciation expense.

The Company had net cash provided by financing activities of $955,070 during the six months ended June 30, 2004 as compared to net cash used in financing activities of $22,762 for the six months ended June 30, 2003. The increase of $977,832 was caused primarily by the sale of preferred stock for $1,000,000 during the six months ended June 30, 2004 offset by an approximately $43,000 charge for professional fees.

The Company's total assets on June 30, 2004 were $5,708,452, an increase of $799,827 from $4,908,625 on December 31, 2003. Total current assets on June
30, 2004 increased by $219,521; to $1,535,552 from $1,316,931 on December 31,
2003. The increased assets are primarily attributable to increases in fixed assets, accounts receivable and in cash as a result of the sale of shares of Series D Preferred Stock. Other assets were $554,321 on June 30, 2004 as compared to $324,663 on December 31, 2003. This increase is due to goodwill from the JST acquisition.

On June 30, 2004, the Company had total liabilities of $7,353,588 as compared to $7,868,558 on December 31, 2003. On June 30, 2004, current liabilities were $6,227,296 as compared to $6,067,249 on December 31, 2003.

The Company's working capital deficit on June 30, 2004 decreased by $59,474 to $4,691,744 from $4,751,218 on December 31, 2003.

The Company's total stockholders deficit on June 30, 2004 decreased by $1,314,797 to $1,645,136 from $2,959,933 on December 31, 2003.


As of June 30, 2004 the Company had the following current liabilities:

                 Accounts payable                                 $   746,060

                 Accrued expenses                                 $ 3,342,246

                 Notes payable and current maturities
                 of long-term debt                                $   948,530

                 Payroll taxes payable                            $ 1,190,460


Accounts payable are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations.

Accrued expenses include $1,130,090 for accrued real estate taxes payable to New York and New Jersey.

The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $563,700 for these real estate taxes. As of August 23, 2004, this dispute has not yet been settled. However, there can be no assurance that this will occur.


The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $566,390 for these real estate taxes. As of August 23, 2004, this dispute has not yet been settled. There can be no assurance that the Company will achieve a settlement on these terms.


Accrued expenses also include a "Reserve for Legal Contingencies and Other Commitments" of approximately $1,965,000. In accordance with recently issued accounting pronouncements of the FASB, specifically SFAS Statement No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity the Company has re-classified $1,500,000 of temporary equity to "Reserve for Legal Contingencies and Other Commitments". Additionally, the Company also reclassified approximately $456,000 of short-term debt and accrued interest. (See Note I of the Form 10KSB for the year ended December 31, 2003 for additional information in regards to this matter.)

Accrued expenses include approximately $109,000 owed for accrued interest on convertible notes. The Company anticipates that most of the accrued interest will be satisfied through the issuance of common shares. However, there can be no assurance that this will occur.

Notes payable and current maturities of long-term debt totaling $948,530 includes approximately $210,000 of current maturities of long-term debt primarily for equipment leases or settlement payments on outstanding debts and are payable over 12 months. It also includes $235,000 of convertible notes, which the Company anticipates will be converted into equity. However, there can be no assurance that this will occur.

The Company has an accrual for payroll taxes payable in the amount of $1,190,460. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll tax; however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes it is still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. As of August 23, 2004, this dispute has not yet been settled. However, there can be no assurance that this will occur.

The lease portion of the 2003 Agreement signed with Conrail provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. Pursuant to the lease, in September 2003, the Company exercised an option to lease an additional five acres in the Greenville Yard. The agreement contains rent concessions early in the lease term and then the base rent is $168,500 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a $43,554 non-cash deferred rent charge during the six months ended June 30, 2004.

Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with PANYNJ. Under the agreement the PANYNJ will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers which will be applied against the amount of the judgment. This agreement was extended on October 1, 2003 for an additional year. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. The Company's current liability is estimated to be $309,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement. As of August 19, 2004, the Company is actively attempting to settle this dispute.

Long-term liabilities is made up predominately of approximately $994,000 in the long term portion of notes payable including interest and approximately $360,000 of the long term portion of lease commitments.

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

The Company does not have any significant available credit or bank financing, except for lease financing for the Company's trucking operations. However, the Company may qualify for low interest loans through the Federal Rail Administration for short-line railroads and grants from New York and New Jersey State Department of Transportation for capital improvements. Due to historical operating losses, the Company's operations have not been a source of liquidity. Until such time as the Company becomes profitable, the Company's continued operations will depend upon the availability of additional funding. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be able to obtain additional funding, if needed, or, if available, on terms satisfactory to the Company. There can be no assurance that the Company's operations will be able to generate sufficient revenues to be profitable. Based on the Company's anticipated operations and assuming the receipt of the financing from the sale of 1,500 shares of Series D Preferred and prevailing in outstanding litigation and/or obtaining satisfactory settlements with its creditors, the Company believes that it will have sufficient financing for the next 12 months.

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


Item 3.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.



                           Part II: Other Information

Item  1.   Legal Proceedings:

New York Cross Harbor Railroad Terminal Corp. v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross Harbor Terminal Corp., Superior Court of New Jersey concern the Company's intermodal operations in Jersey City and the recent land filling and leveling activities.

On July 22, 2004, the Company settled these matters. While terms of the settlement are confidential, the Company has agreed that it will finish testing in 2 acres, of the over 27 acre facility. To date all samples taken under NJDEP supervision and tested at an approved NJ DEP facility have supported the Company's contention that no hazardous or toxic dumping took place at the facility. The parties have also agreed to work more closely in the future to avoid further controversies and the Company has agreed to sponsor Earth day events in the community as a good corporate neighbor which will focus on ecology and environmental improvements in Jersey City.


On May 9, 2003, the Surface Transportation Board ("STB") granted the request of the City of New York's Economic Development Corporation for adverse abandonment of tracks and facilities, including the float bridge at Bush Terminal in Brooklyn, NY. Prior to the abandonment date of June 11, 2003, the Company was granted a stay of the decision, pending a reconsideration of the decision. In September 2003, the Company appealed the ruling and the stay of the decision was extended until the outcome of the appeal. On July 14, 2004, the United States Court of Appeals for the District of Colombia Circuit ruled in the Company's favor and remanded the matter to the Board.

Regulation S-B requires only updates of existing or new legal matters, which occurred since the last report be contained in this report on Form 10 QSB. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2003 and quarterly report for the period ended March 31, 2004 for further information on legal matters and other contingencies.


Item  2.   Changes in Securities:

Series D Preferred Stock

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 1,000 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 1,500 additional shares of Series D Preferred Stock.

See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively, filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.

The sale of these securities was exempt from the registration requirements of the Securities Act of 1933 as amended ("the Act") pursuant to Section 4 (2) thereof. The shares issued in this transaction were acquired for investment purposes only and without a view to distribution. The person that acquired these shares was fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own account. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 promulgated under the Act. No underwriters were used and no commissions were paid in connection with the issuance of these shares.

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


Date: August 23, 2004                 By:/s/Wayne Eastman
                                          -----------------------
                                          Wayne Eastman
                                          President

Date: August 23, 2004                  By:/s/Joel Marcus
                                          -----------------------
                                          Joel Marcus
                                          Chief Financial Officer