Form 10QSB
period 2004-09-30
NEW YORK REGIONAL RAIL CORP
filed 2004-11-23
CIK 1020173

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: September 30, 2004


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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


There were 199,844,790 shares of the Registrant's Common Stock outstanding as of November 19, 2004.

                                      INDEX
                                                                         Page
Part  I:  Financial Information

Item 1.   Financial Statements:

Unaudited Consolidated Balance Sheet - as of September 30, 2004          F-2

Unaudited Consolidated Statements of Operations,
Three and Nine Months Ended September 30, 2004 and September 30, 2003    F-3

Unaudited Consolidated Statements of Cash Flows,
Nine Months Ended September 30, 2004 and September 30, 2003              F-4

Notes to Consolidated Financial Statements                            F-5 - F-8

Item 2.   Management's Discussion and Analysis or                       3 - 10
          Plan of Operation

Item 3.  Controls and Procedures                                          10

Part II:  Other Information                                               11

Item 1.  Legal Proceedings                                                11

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     11

Item 3.  Defaults Upon Senior Securities                                  11

Item 4.  Submission of matters to a vote                                  11
          of Security Holders

Item 5.  Other Information                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2004

                                   (UNAUDITED)

                                     ASSETS

Current assets
 Cash                                                        $   238,350
 Accounts receivable, net of allowance for doubtful
  accounts of $212,609                                           918,779
 Prepaid expenses and other current assets                       164,173
                                                              ----------
    Total current assets                                       1,321,302

Property and equipment, net                                    4,767,497

Other assets                                                     551,713
                                                              ----------
                                                             $ 6,640,512
                                                              ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current maturities of long term debt                        $   415,675
 Convertible promissory notes:
  Others                                                         235,000
 Other short-term debt                                           234,209
 Accounts payable                                                654,827
 Accrued expenses                                              3,345,549
 Payroll taxes payable                                         1,207,114
                                                              ----------
    Total current liabilities                                  6,092,374

Deferred rent payable                                            154,081

Long term debt                                                 1,819,637

Stockholders' deficit:
 Series C convertible preferred stock,
  $.001 par value, 500,000 shares authorized;
  440,000 shares issued and outstanding                          440,000
 Series D convertible preferred stock,
  $.001 par value, 2,500 shares authorized;
  1,250 shares issued and outstanding                                  1
 Common stock, $.0001 par value, 200,000,000 shares
  authorized and issued 199,844,790 outstanding                   20,000
 Additional paid-in-capital                                   15,509,057
 Accumulated deficit                                         (17,368,283)
 Treasury stock, at cost, 155,210 shares                         (26,355)
                                                              -----------
    Total stockholders' deficit                               (1,425,580)
                                                              -----------
                                                             $ 6,640,512
                                                              ==========




                 See notes to consolidated financial statements.
                                       F-2

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED


                            FOR THE NINE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                   September 30,                   September 30,
                            -------------------------       --------------------------
                               2004          2003               2004             2003
                            ---------     ---------           ---------         --------
Operating revenues         $6,767,956    $4,298,925          $1,644,527       $1,499,713

Operating expenses          5,506,827     3,037,110           1,198,997        1,158,432
                            ---------     ---------           ---------        ---------
Gross Profit                1,261,129     1,261,815             445,530          341,281

Legal                         174,858       250,878              34,732           52,661
Selling and administartive
 expenses                   1,877,544     1,282,645             550,578          428,209
                            ---------     ---------           ---------        ---------
Total selling, general and
 administrative expenses    2,052,402     1,533,523             585,310          480,870
                            ---------     ---------           ---------        ---------
Loss from operations         (791,273)     (271,708)           (139,780)        (139,589)

Other income (expenses):
 Other expense               (142,500)         -               (120,000)            -
 Other income                 321,000          -                321,000             -
 Forgiveness of debt
  and gain on fixed assets    293,463          -                   -                -
Interest expense, net         (86,306)     (142,237)            (27,387)         (41,371)
                            ---------     ---------           ---------        ---------
Total other income
 (expense)                    385,657      (142,237)            173,613          (41,371)
                            ---------     ---------           ---------        ---------
Income/(loss) before
 minority interest           (405,616)     (413,945)             33,833         (180,960)

Minority interest in income
 of subsidiary                   -          (19,845)               -             (16,714)
                            ---------     ---------           ---------        ---------
Net income (loss)            (405,616)     (394,100)             33,833         (164,246)

Deemed preferred stock
 dividend                      33,000        33,000              11,000           11,000
                            ---------     ---------           ---------        ---------
Income (loss) applicable
 to common shareholders    $ (438,616)   $ (427,100)         $   22,833       $ (175,246)
                            =========     =========           =========        =========
Income/(loss) per share -
 basic and diluted:        $    (0.00)   $    (0.00)         $     0.00       $    (0.00)
                            =========     =========           =========        =========
Weighted average common
 shares outstanding
 basic and diluted         199,854,684   186,553,141         199,844,790      188,083,525
                           ===========   ===========         ===========      ===========



                 See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                             STATEMENT OF CASH FLOWS


                                   (UNAUDITED)



                                                FOR THE NINE MONTHS ENDED
                                                      September 30,
                                                --------------------------
                                                    2004          2003
                                                  ---------      ---------
Increase in cash and cash equivalents
 Cash flows from operating activities:
  Net loss                                       $ (405,616)    $ (394,100)
                                                  ---------      ---------
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization                     364,950        415,964
  Other income                                     (250,000)          -
  Non-cash compensation                             100,000         40,900
  Bad debt expense                                   60,000         93,950
  (Gain) loss on sale of fixed assets                11,165        (17,115)
  Forgiveness of debt                              (349,240)          -
  Minority interest in subsidiary earnings             -           (19,845)
  Changes in operating assets and
  liabilities:
  Accounts receivable                              (160,347)      (266,007)
  Other current assets                              (44,571)       (61,087)
  Other assets                                         -           (54,649)
  Accounts payable                                  142,050        213,448
  Accrued expenses                                  103,262        205,929
  Payroll taxes payable                              57,107         55,516
  Deferred rent                                      65,331        (62,930)
  Treasury stock                                      3,243           -
  Deferred revenue                                     -            (7,500)
                                                  ---------      ---------
     Total adjustments                              102,950        536,574
                                                  ---------      ---------
Net cash provided by (used in)
 operating activities                              (302,666)       142,474
                                                  ---------      ---------
Cash flows from investing activities:
 Purchase of property and equipment                (405,612)       (69,707)
                                                  ---------      ---------
Net cash used in investing activities              (405,612)       (69,707)
                                                  ---------      ---------
Cash flows from financing activities:
 Payments of long term debt                            -           (65,665)
 Payments of other current debt -
  nonrelated party                                 (210,000)          -
 Common stock issued for options                       -             4,500
 Preferred seried "D" issued for cash,
  net of cost                                     1,142,650           -
 Payments of current debt                          (202,934)       (11,430)
                                                  ---------      ---------
Net cash provided by (used in)
 financing activities                               729,716        (72,595)
                                                  ---------      ---------
Net increase in cash and
 cash equivalents                                    21,438            172
Cash and cash equivalents
 at beginning of year                               216,912         86,148
                                                  ---------      ---------
Cash and cash equivalents at end of period       $  238,350     $   86,320
                                                  =========      =========





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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2004 are included.

The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.


2. CAPITAL STOCK

                                    Authorized   Number of Shares      Amount
                                    ----------   ----------------     --------
Preferred C                            500,000          440,000       440,000
Preferred D                              2,500            1,250             1
Common $.0001 par value            200,000,000      200,000,000        20,000
Treasury Stock, at cost                                 155,210        26,355


Series D Preferred Stock

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased an additional 250 shares of Series D Preferred Stock at a purchase price of $1,000 per share during the three months ended September 30, 2004. Transit Rail, LLC has purchased an aggregate of 1,250 shares of Series D Preferred Stock and has agreed to purchase up to 1,250 additional shares of Series D Preferred Stock.

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


3. LEGAL MATTERS AND OTHER CONTINGENCIES

A) On July 21, 2004, the Company settled all controversies with Jersey City and its various departments in the actions entitled New York Cross Harbor Railroad

Terminal Corp. v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross Harbor Terminal Corp., Superior Court of New Jersey. These two related matters concerned the Company's intermodal operations in Jersey City and the recent land filling and leveling activities. Jersey City sought an injunction alleging a public nuisance and violations of certain environmental statutes including the New Jersey Solid Waste Management Act. The terms though confidential included the Company testing the facility and sponsoring Earth day events in the community which will focus on ecology and environmental improvements in Jersey City. The parties have also agreed to work together more closely in the future, in order to avoid further controversies. The results of all of the samples which were taken under NJDEP supervision and tested at an approved NJDEP facility supported the Company's contention that no hazardous or toxic dumping took place in the Greenville, New Jersey yard.

B) On July 13, 2004, the United States Court of Appeals for the District of Colombia Circuit ruled in the Company's favor, in the matter of the New York Cross Harbor Railroad Terminal Corporation ("NYCH") versus the Surface Transportation Board and the New York City Economic Development Corporation ("NYCEDC") (case No. 03-1269). This case began on November 2, 2001, when NYCEDC filed an adverse abandonment petition with the Surface Transportation Board (the "STB") against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York was seeking to remove NYCH, from the Bush Terminal Yard in Brooklyn, New York. NYCH is the only rail-freight carrier providing rail-barge service across the New York Harbor. On May 9, 2003, the STB granted the adverse abandonment. On June 2, 2003, the Company petitioned the STB for a stay of the abandonment pending judicial review and seven local shippers, which would be affected by the abandonment, joined NYCH in its petition to the Court. On August 27, 2003 the stay was granted by the STB and in September 2003, the Company filed its Appeal in US District Court.

In the U. S. Court of Appeals' ruling, the court stated; "In sum, the Board failed to distinguish its adverse abandonment precedent and to properly balance all of the competing interests involved in the abandonment application. In each respect, it acted arbitrarily and capriciously in granting NYCEDC's abandonment application. Accordingly, we grant Cross Harbor's petition for review and remand the matter to the Board. For the foregoing reasons, the Surface Transportation Board's decision granting NYCEDC's abandonment application is vacated and the matter is remanded to the Board for further consideration in light of this opinion".

C) On April 1, 2004, the Company entered into a one year employment agreement with Blue Ribbon Group pursuant to which Ronald Bridges, shall serve as the Chief Executive Officer of the Company and its subsidiaries. The terms include a one time payment of $1 and warrants to purchase 1,000,000 shares of common stock for a period of one year at an exercise price of $0.0001 per share. Additionally Mr. Bridges will be entitled to bonus compensation if the Company's net income from operations is in excess of $200,000 for the period from April 1, 2004 to March 31, 2005. Mr. Bridges will receive $5,000 for the first $200,000 in net income from operations and $5,000 for each additional $100,000 of net income from operations in excess of $200,000. At Mr. Bridges's discretion, this bonus may be paid in shares of the Company's common stock valued at a price of $0.1265 per share, which was 110% of the closing price of the Company's common stock on March 31, 2004. The employment agreement will automatically renew for a period of one (1) year unless either party gives the other written notice 60 days prior to the expiration of the term.

D) On April 1, 2004, the Company entered into a one year employment agreement with Todd Sage to serve as the President and General Manager of the Company's trucking subsidiary, JS Transportation. The terms include compensation of $1,500 per week together with certain health and welfare benefits. Additionally Mr. Sage will be entitled to bonus compensation if JS Transportation has a segment profit which is greater than $100,000 from April 1, 2004 to March 31, 2005. Pursuant to the agreement, Mr. Sage will receive $5,000 for each $100,000 of segment profit of JS Transportation. The employment agreement will automatically renew for a period of one (1) year unless either party gives the other written notice 60 days prior to the expiration of the term.

The SEC disclosure requirements for Form 10-QSB provide that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2003, the quarterly report on Form 10-QSB for the three months ended March 31, 2004 and the quarterly report on Form 10-QSB for the six months ended June 30, 2004 for further information on legal matters and other contingencies.


4. SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                        Railroad         Trucking       Total
                                      -------------   -------------  -----------
As of September 30, 2004
-------------------------
Segment assets                        $ 4,673,224      $ 1,967,288   $ 6,640,512

Three months ended September 30, 2004
-------------------------------------
Operating revenues                    $   425,880      $ 1,218,647   $ 1,644,527
Gross profit                              285,149          160,381       445,530
Segment profit (loss)                      70,772          (36,939)       33,833
Interest expense                           33,814           11,586        45,400
Depreciation and amortization              67,915           55,158       123,073



Three months ended September 30, 2003
-------------------------------------
Operating revenues                    $   380,775     $  1,118,938   $1,499,713
Gross profit                              270,193           71,088      341,281
Segment (loss)                           (119,357)         (61,603)    (180,960)
Interest expense                           23,711           17,660       41,371
Depreciation and amortization              59,479           72,956      132,435

                                       Railroad         Trucking       Total
                                      -------------   -----------    ---------

Nine months ended September 30, 2004
------------------------------------
Operating revenues                   $ 1,042,153       $ 5,725,803  $ 6,767,956
Gross profit                             583,071           678,058    1,261,129
Segment profit (loss)                   (644,535)          238,919     (405,616)
Interest expense                          69,484            16,822       86,306
Depreciation and amortization            191,071           173,879      364,950


Nine months ended September 30, 2003
------------------------------------
Operating revenues                    $ 1,263,815      $ 3,035,110   $4,298,925
Gross profit                              914,500          347,315    1,261,815
Segment (loss)                           (345,953)         (67,992)    (413,945)
Interest expense                           74,961           67,276      142,237
Depreciation and amortization             180,082          235,882      415,964


MAJOR CUSTOMER

Trucking and rail operations sales to site contractors represented approximately 35% of the net sales for the nine months ended September 30, 2004. Net sales under a transportation agreement now held by Tully Construction Company, represented approximately 33% and 50% of net sales for the nine months ended September 30, 2004 and nine months ended September 30, 2003, respectively. There were no other customers of the Company whose sales exceeded 10%.

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


Change in Control

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC has purchased an aggregate of 1,250 shares of Series D Preferred Stock at a purchase price of $1,000 per share and has agreed to purchase up to 1,250 additional shares of Series D Preferred Stock. In connection with the transaction Transit Rail LLC received a proxy from the holder of the shares of Series C Preferred Stock granting it the right to vote approximately 39.8% of the Company's voting securities. Upon the purchase of 1,950 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock shall be entitled to 120,000 votes, which would represent 50.5% of the Company's voting securities based upon the number of shares of common stock presently outstanding.

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

In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company has adopted the annual disclosures for its fiscal year ending December 31, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004, June 30, 2004 and September 30, 2004. The adoption of the revised SFAS No. 132 had no impact on the Company's results of operation or financial condition.


RESULTS OF OPERATIONS

The components of the Company's operating revenues and expenses by business segment during the nine and three months ended September 30, 2004 were:


                       Nine months ended                Three months ended
                       September 30, 2004               September 30, 2004
                     -----------------------         ------------------------
                      Railroad     Trucking            Railroad      Trucking

Operating revenues   $1,042,153   $ 5,725,803          $ 425,880    $1,218,647
Operating expenses   $  459,082   $ 5,047,745          $ 140,731    $1,058,266
Gross profit         $  583,071   $   678,058          $ 285,149    $  160,381


      During the nine months ended September 30, 2004, the Company had $6,767,956 in revenue compared to $4,298,925 in revenue during the corresponding prior period, an increase of $2,469,031 or 57.4%. This increase is primarily due to "Dispatch Services" provided by the Company's trucking division JST.

       During the three months ended September 30, 2004, the Company had $1,644,527 in revenue compared to $1,499,713 in revenue during the corresponding prior period, an increase of $144,814 or 8.8%.

  Operating expenses as a percentage of operating revenues were 70.6% for the nine months ended September 30, 2003. In 2004 operating expenses increased to 81.4% of operating revenues. This increase is primarily due to "Dispatch Services" provided by the Company's trucking division JST, which has higher operating expenses and significantly lower administrative expenses.

  Operating expenses as a percentage of operating revenues were 77.2% for the three months ended September 30, 2003 as compared to 72.9% during the three months ended September 30, 2004. The decrease is primarily attributable to a larger percentage of revenue from rail operations which has a higher margin than trucking operations together with management's efforts to reduce operating expenses.

  Administrative expenses increased in the nine months ended September 30, 2004, by $518,879. As a percentage of operating revenues, administrative expenses decreased to 30.3% for the nine months ended September 30, 2004, from 35.7% for the nine months ended September 30, 2003. This percentage decrease is primarily due to the increased revenue from the "Dispatch Services" provided by the Company's trucking division, JST, which has minimal selling and administrative costs.

     Administrative expenses increased in the three months ended September 30, 2004, by $104,440. As a percentage of operating revenues, administrative expenses increased to 35.6% for the three months ended September 30, 2004, from 32.1% for the three months ended September 30, 2003. The increase is primarily from increases in the cost of fuel and other transportation costs, a charge of $25,000 for bad debt expense, an increase of $7,500 in the rent for the Greenville Yard, a deferred rent charge of $22,188 offset by a decrease of $17,929 in legal fees.

       Interest expense was $86,306 for the nine months ended September 30, 2004, as compared to $142,237 for the nine months ended September 30, 2003. Interest expense was $27,387 for the three months ended September 30, 2004, as compared to $41,371 for the three months ended September 30, 2003.

         Other income (expenses) of $385,657 for the nine months ended September 30, 2004 includes Other Income of $321,000, Other Expenses of $142,500, Forgiveness of debt and gain on sale of fixed assets of $293,463 and interest expense of $86,306, which is discussed above. Other income of $321,000 is primarily attributable to income in the amount $250,000 recognized as a result of a termination provision of an agreement with Union Pacific Railroad Company and $96,000 of accrued expenses which was forgiven by BDL Company upon the purchase of two locomotives which the Company was leasing from BDL Company. In connection with the termination of the agreement with Union Pacific Railroad Company, title to two diesel switch engine locomotives were transferred to the Company. The Company valued locomotives at $250,000. Other expense of $145,200 was primarily attributable to a $120,000 increase in the Reserve for Legal Contingencies and Other Commitments. Forgiveness of debts and gains on sale of fixed assets in the amount of $293,463 was primarily attributable to the forgiveness of indebtedness.


LIQUIDITY AND CAPITAL RESOURCES

            The Company had net cash used in operating activities of $302,666 during the nine months ended September 30, 2004 compared to net cash provided by operating activities of $142,447 for the nine months ended September 30, 2003. The decrease of $445,140 was primarily the result of a non-cash increase of $250,000 in other income, $60,000 in non-cash compensation and $349,240 in forgiveness of debt.

     The Company reported net cash used in investing activities of $405,612, during the nine months ended September 30, 2004 compared to net cash used in investing activities of $69,707 for the nine months ended September 30, 2003. The increase of $335,905 was the result of an increase in purchases of property and equipment, due to the acquisition of four locomotives, eight tractors and improvements to the Greenville and Bush Terminal bridges.

     The Company reported net cash provided by financing activities of $729,716, during the nine months ended September 30, 2004 compared to net cash used in financing activities of $72,595 for the nine months ended September 30, 2003. The increase of $802,311 was primarily attributable to the sale of preferred stock for $1,143,000 net of expenses during the nine months ended September 30,

2004 offset by a charge of approximately $107,000 for professional fees, the payment of approximately $203,000 of current debt and $210,000 of other current debt.

The Company's working capital deficit on September 30, 2004 decreased by $19,854 to $4,771,072 from $4,751,218 on December 31, 2003.

On September 30, 2004, the Company had total liabilities of $8,066,092 as compared to $7,868,558 on December 31, 2003. On September 30, 2004, current liabilities were $6,092,374 as compared to $6,067,249 on December 31, 2003.

The Company's total stockholders deficit on September 30, 2004 decreased by $1,534,353 to $1,425,580 from $2,959,933 on December 31, 2003.


As of September 30, 2004 the Company had the following current liabilities:

        Accounts payable                             $   654,827

        Accrued expenses                             $ 3,345,549

        Notes payable and current maturities
         of long-term debt                           $   884,884

        Payroll taxes payable                        $ 1,207,114


Accounts payable are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations.

Accrued expenses include $ 1,130,090 for accrued real estate taxes payable to New York and New Jersey.

The City of New York has billed the Company in excess of $3,200,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $563,700 for these real estate taxes. As of November 19, 2004, this dispute has not yet been settled. However, there can be no assurance that this will occur.

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that based on the proper classification of the Greenville Yard, taxes should be lower. On October 18, 2004, the Company settled part of the NJ tax dispute by agreeing to pay $60,000 in both October and November 2004, plus $2,500 per month for 24 months beginning January 1, 2005. As of November 19, 2004, the Company is negotiating a settlement for the remaining taxes and the future assessment amount for the

Greenville Yard. As of November 19, 2004 this dispute has not yet been settled. The Company has recorded a liability on its books of $566,390 for these real estate taxes. There can be no assurance that the Company will achieve a settlement on these terms.

Accrued expenses also include a "Reserve for Legal Contingencies and Other Commitments" of approximately $ 2,094,000. In accordance with recently issued accounting pronouncements of the FASB, specifically SFAS Statement No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity the Company has re-classified $1,500,000 of temporary equity to "Reserve for Legal Contingencies and Other Commitments", and has reclassified approximately $456,000 of short-term debt and accrued interest. An additional $120,000 has been added to the "Reserve for Legal Contingencies and Other Commitments" during the nine months ended September 30, 2004. (See Note I of the Form 10KSB for the year ended December 31, 2003 for additional information in regards to this matter.)

Accrued expenses also include approximately $115,000 owed for accrued interest on convertible notes. The Company anticipates that most of the accrued interest will be satisfied through the issuance of common shares. However, there can be no assurance that this will occur.

Notes payable and current maturities of long-term debt totaling $884,884 includes; approximately $416,000 of current maturities of long-term debt primarily for equipment leases or settlement payments on outstanding debts and are payable over 12 months. See Item 5, "Other Information" in this report on form 10-QSB for further information. It also includes $235,000 of convertible notes, which the Company anticipates will be converted into equity. However, there can be no assurance that this will occur.

The Company has an accrual for payroll taxes payable in the amount of $1,207,114. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll tax; however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes it is still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. However, there can be no assurance that this will occur. Since October 2002, the Company has paid its current taxes while the dispute over past taxes has yet to be rectified. As of November 19, 2004, this dispute has not yet been settled.

The lease portion of the 2003 Agreement signed with Conrail provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. Pursuant to the lease, in September 2003, the Company exercised an option to lease an additional five acres in the Greenville Yard. The agreement contains rent concessions early in the lease term and then the base rent is $168,500 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a $65,331 non-cash deferred rent charge during the nine months ended September 30, 2004.

Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with PANYNJ. Under the agreement the PANYNJ will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers which will be applied against the amount of the judgment. This agreement was extended in October 2004 for an additional year and settlement talks are ongoing. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. The Company's current liability is estimated to be $309,000 and assumes no interest charges. As of November 19, 2004, the Company is actively attempting to settle this dispute.

Long-term liabilities include $ 605,775 in the long term portion of notes payable including interest and $1,213,862 of the long term portion of lease commitments. These lease commitments include $ 834,143 payable at a rate of $25,000 per month until September 2008. See Item 5, "Other Information" in this report on form 10-QSB for further information.

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

The Company does not have any significant available credit or bank financing, except for lease financing for the Company's trucking operations. However, the Company may qualify for low interest loans through the Federal Rail Administration for short-line railroads and grants from New York and New Jersey State Department of Transportation for capital improvements. Due to historical operating losses, the Company's operations have not been a source of liquidity. Until such time as the Company becomes profitable, the Company's continued operations will depend upon the availability of additional funding. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be able to obtain additional funding, if needed, or, if available, on terms satisfactory to the Company. There can be no assurance that the Company's operations will be able to generate sufficient revenues to be profitable. Based on the Company's anticipated operations and assuming the receipt of the financing from the sale of 1,250 shares of Series D Preferred and prevailing in outstanding litigation and/or obtaining satisfactory settlements with its creditors, the Company believes that it will have sufficient financing for the next 12 months.

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

A) On July 21, 2004, the Company settled all controversies with Jersey City and its various departments in the actions entitled New York Cross Harbor Railroad Terminal Corp. v Jersey City, Federal District Court, Index No. 02-cv-1884 and Jersey City Health Division v New York Cross Harbor Terminal Corp., Superior Court of New Jersey. These two related matters concerned the Company's intermodal operations in Jersey City and the recent land filling and leveling activities. Jersey City sought an injunction alleging a public nuisance and violations of certain environmental statutes including the New Jersey Solid Waste Management Act. The terms though confidential included the Company testing the facility and sponsoring Earth day events in the community which will focus on ecology and environmental improvements in Jersey City. The parties have also agreed to work together more closely in the future, in order to avoid further controversies. The results of all of the samples which were taken under NJDEP supervision and tested at an approved NJDEP facility supported the Company's contention that no hazardous or toxic dumping took place in the Greenville, New Jersey yard.

B) On July 13, 2004, the United States Court of Appeals for the District of Colombia Circuit ruled in the Company's favor, in the matter of the New York Cross Harbor Railroad Terminal Corporation ("NYCH") versus the Surface Transportation Board and the New York City Economic Development Corporation ("NYCEDC") (case No. 03-1269). This case began on November 2, 2001, when NYCEDC filed an adverse abandonment petition with the Surface Transportation Board (the "STB") against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York was seeking to remove NYCH, from the Bush Terminal Yard in Brooklyn, New York. NYCH is the only rail-freight carrier providing rail-barge service across the New York Harbor. On May 9, 2003, the STB granted the adverse abandonment. On June 2, 2003, the Company petitioned the STB for a stay of the abandonment pending judicial review and seven local shippers, which would be affected by the abandonment, joined NYCH in its petition to the Court. On August 27, 2003 the stay was granted by the STB and in September 2003, the Company filed its Appeal in US District Court.


In the U. S. Court of Appeals' ruling, the court stated; "In sum, the Board failed to distinguish its adverse abandonment precedent and to properly balance all of the competing interests involved in the abandonment application. In each respect, it acted arbitrarily and capriciously in granting NYCEDC's abandonment application. Accordingly, we grant Cross Harbor's petition for review and remand the matter to the Board. For the foregoing reasons, the Surface Transportation Board's decision granting NYCEDC's abandonment application is vacated and the matter is remanded to the Board for further consideration in light of this opinion".

The SEC disclosure requirements for Form 10-QSB provide that only new proceedings or updates to previous disclosures need be included in the report. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2003, the quarterly report on Form 10-QSB for the three months ended March 31, 2004 and the quarterly report on Form 10-QSB for the six months ended June 30, 2004 for further information on legal matters and other contingencies.


Item  2.    Unregistered Sales of Equity Securities and Use of Proceeds:

Series D Preferred Stock

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased an additional 250 shares of Series D Preferred Stock at a purchase price of $1,000 per share during the three months ended September 30, 2004 and has purchased an aggregate of 1,250 shares and has agreed to purchase up to 1,250 additional shares of Series D Preferred Stock.

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

In August 2004 pursuant to a Consent Solicitation Statement the Company sought the consent of its stockholders for the following two proposals:

1. the filing of an amendment to the Company's Certificate of Incorporation which increased the number of authorized shares of common stock, $.0001 par value, from 200,000,000 to 280,000,000 shares; and

2. the ratifying of the transactions contemplated by the Investment Agreement dated February 4, 2004 by and between the Company and Transit Rail LLC (the "Investor"), pursuant to which, among other things: (i) the Investor has agreed to purchase 2,500 shares of the Company's Series D Preferred Stock, (ii) the Company has expanded the size of the Board of Directors from four directors to five directors, and (iii) the Company has agreed to authorize additional shares of common stock such that the Company will have a sufficient number of shares of common stock as is required in connection with all outstanding options, warrants and conversion rights.

 In connection with the first proposal as of August 23, 2004, the Company received 102,331,752 votes in favor of the proposal and 6,181,748 votes against the proposal. In connection with the second proposal as of August 23, 2004, the Company received 232,194,454 votes in favor of the proposal and 6,216,073 votes against the proposal.

Item  5.   Other Information:

On September 30, 2004, the Company entered into a fleet equipment lease with Consolidated Logistics & Transportation, LLC, a company which is controlled by Ronald Bridges the Company's Chief Executive Officer and a director. The fleet includes 27 dump trailers, six walking floor trailers, five tri-axel dump trucks, and nine tractors. The lease provides for a term of 48 months, monthly lease payments of $25,000 and an option exercisable by Company to purchase the equipment for a purchase price of$1 at the end of the term. In addition, the Company has an option to terminate the lease with 90 days notice.

Item  6.   Exhibits and Reports on Form 8-K:

         (a) Exhibits

               10.1 Executive Contract Agreement dated as of April 1, 2004 by and among Todd Sage, the Company and JS Transportation, Inc.
               10.2 Executive Contract Agreement dated as of April 1, 2004 by and between Blue Ribbon Group, New York Cross Harbor Railroad Terminal Corporation, the Company, OSK Capital I, JS Transportation, Inc. and CH Proprietary
               10.3 Equipment Lease dated as of September 2004 by and between Consolidated Logistics and Transportation, LLC and JS Transportation, Inc.

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


Date: November 19, 2004                  By:/s/ Ronald W. Bridges
                                          ------------------------------------
                                                Ronald W. Bridges,
                                                Chief Executive Officer

Date: November 19, 2004                  By:/s/ Joel Marcus
                                          ------------------------------------
                                                Joel Marcus,
                                                Chief Financial Officer