Form 10KSB
period 2004-12-31
NEW YORK REGIONAL RAIL CORP
filed 2005-05-20
CIK 1020173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                          Commission File No. 000-28583

                       NEW YORK REGIONAL RAIL CORPORATION

                         Delaware                    13-3881577
              ------------------------------- ------------------------
              (State or Other Jurisdiction of      (IRS Employer
               Incorporation or Organization)    Identification No.)

                     4302 First Avenue, Brooklyn, NY, 11232
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including Area Code: (718) 788-3690

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.0001

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                     YES X NO___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the most recent fiscal year were $8,360,743.

The aggregate market value of the voting stock held by non-affiliates of the Company, (shares) based upon the closing price of the Company's Common Stock on May 12, 2005 was approximately $17,302,757

As of May 12, 2005 the Company had 216,284,468 issued and outstanding shares of common stock.

                                Table of Contents
PART I
Item 1.   Business.............................................................3
Item 2.   Description of Properties...........................................15
Item 3.   Legal Proceedings...................................................15
Item 4.   Submission of Matters to a Vote of Security Holders.................16

PART II
Item 5.   Market for Registrant's Common Stock and
          Related Stockholder Matters ........................................17
Item 6.   Selected Financial Data.............................................21
Item 7.   Management's Discussion and Analysis or Plan of Operation...........22
Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk.......................................................29
Item 8.   Financial Statements and Supplementary Data.........................30
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................57
Item 9A.  Controls and Procedures.............................................57
Item 9B.  Other Information...................................................57

PART III
Item 10.  Directors and Executive Officers of the Registrant..................58
Item 11.  Executive Compensation..............................................61
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters........................67
Item 13.  Certain Relationships and Related Transactions......................68
Item 14.  Principal Accountant Fees and Services..............................71
Item 15.  Exhibits and Financial Statement Schedules (Index)..................72

SIGNATURES        ............................................................76

PART I

Item 1. Description of Business

The Company

Through its subsidiaries, the Company operates a short-line railroad, which transports freight via rail/barges across New York Harbor and a regional trucking company in the business of short-haul freight transportation and landfill management.

Background

The Company was incorporated as Best Sellers Group, Inc. in Delaware on April 19, 1994 and changed its name to New York Regional Rail Corporation, upon the acquisition of all of the capital stock of New York Regional Rail Corporation ("NYRR") in May 1996. NYRR operates a short-line railroad. NYRR owns 93.4% of the capital stock of New York Cross Harbor Railroad, Inc. ("NYCH"), which owns the operational railroad and 94.5% of the capital stock of CH Proprietary, Inc. ("CHP"), which owns substantially all of the Company's rail freight transportation equipment.

In  April  1999,  the  Company   purchased  51%  of  the  capital  stock  in  JS
Transportation, Inc. ("JST"), a regional trucking company. In February 2004, the Company purchased the remaining 49% of JST.

Unless otherwise indicated, any references to the Company also include NYRR, NYCH, CHP, and JST.

The Company's headquarters are located at 4302 First Avenue, Brooklyn, NY, 11232. The Company's telephone number is (718) 788-3690, its fax number is (718) 788-4462 and its internet website is www.nyrr.com .

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's common stock, stockholders and prospective investors should carefully consider the information contained in this Form 10-KSB for the fiscal year ended December 31, 2004 including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis or Plan of Operation".

This Form 10-KSB contains certain "forward-looking" statements within the meaning of The Private Securities Litigation Reform Act of 1995, and information relating to New York Regional Rail Corporation and its subsidiaries that are based on the beliefs of our management and that involve known and unknown risks and uncertainties. When used in this report, the terms "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, currency risk, competitive factors, general economic conditions, customer relations, fuel costs, the interest rate environment, governmental regulation and supervision, the inability to successfully integrate acquired operations, weather, the ability to service debt, one-time events and other factors in this report and in other filings made by us with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of New York Regional Rail Corporation and its consolidated subsidiaries.

BUSINESS OF REGISTRANT
Business Strategy-Rail

The Company seeks to capitalize on the New York City metropolitan area's need for faster, lower cost services for the movement of freight between New York City and New Jersey. Based upon the implementation of recommendations of studies prepared by the City of New York, Port Authority of NY/NJ reconstruction and expansion of the rail infrastructure is underway and additional projects may be commenced. The studies recommend that a substantial portion of freight which is presently transported by truck be transported by rail. The Company believes there is a significant opportunity for growth as a result of these projects.

Based upon these opportunities and the Company's independent development of originating shipments including containerized freight, the Company believes that the Company's rail operations are positioned to attain profitability, however, there can be no assurance that this will be achieved in the next 12 months, or at all. The Company believes that the Greenville, NJ and Brooklyn, NY rail yards, which are connected by the Company's rail barge service, provide a cost effective and time efficient link for the movement of freight in and out of the New York City market. A customer utilizing the Company's rail barge service can save as much as five days delivering its goods, when compared to traditional land constrained rail and trucking service.

Current utilization of this rail barge capacity is less than 13%, providing substantial opportunity for growth. Additionally, the Company believes that the 27 acre Greenville yard is ideally situated to accommodate intermodal operations, providing opportunities for freight exchange among differing means of conveyance, such as between truck and rail. Such opportunities could include, but are not limited to, intermodal transfer of agricultural products, aggregation and transfer of construction and demolition debris, and truck to rail exchange of environmentally affected materials from remediation activities within the New York/New Jersey region.

To increase utilization of the Company's rail barge service, and to establish the facilities and infrastructure necessary to build intermodal operations, significant capital investment will be required. The Company does not presently have sufficient financing for such capital expenditures and there can be no assurance that such financing will be available on acceptable terms in the near term, if at all. Further, each of the planned intermodal operations require the consent of various unrelated parties, each of which require financial investment by the Company, for professional services necessary to design, apply for, negotiate, consummate and develop. Consent may need to be obtained from Conrail Shared Assets (the Company's landlord at the Greenville Rail Yard), the State of New Jersey, various federal and other state agencies, and local municipalities and others. There is no assurance that the requisite consent of such parties will be obtained. Therefore, there can be no assurance that the Company will achieve profitability in the next 12 months, or at all.

In April 2004, the Environmental Defense and East of Hudson Rail Freight Operations Task Force released a new report on freight rail investment in New York City and northern New Jersey. The report outlined the region's growing congestion problem and how to address it through investments in freight rail and roadway pricing. A number of major projects were recommended in the report, including the expansion and modernization of cross-harbor float operations. The improvements in the report are intended to revitalize the freight rail network east of the Hudson River and improve regional mobility by shifting freight traffic from trucks to rail. However, there is no assurance that the initiatives envisioned within the report will be implemented, or that the Company will benefit from them if they are implemented.

Industry Overview

Railroads are divided into three classes based on operating revenues: Class I, $277.7 million or more; Class II, $22.2 million to $277.7 million; and Class III, less than $22.2 million. As a result of mergers and consolidations, there are now only seven Class I railroads in the country. The Class I railroads handle 93% of the nation's rail freight business.

The rail freight industry became revitalized after the passage of the Staggers Rail Act, which deregulated the pricing and types of services provided by railroads. As a result, railroads were able to achieve significant productivity gains and operating cost decreases while gaining pricing flexibility. Rail freight service became more competitive with other transportation modes with respect to both quality and price. The volume of freight moved by rail has risen dramatically since 1980 and industry profitability has improved significantly.

One result of the revitalization of the industry has been the growth of regional (over 350 miles) and short-line railroads. Fueled by a trend among Class I railroads to divest certain branch lines in order to focus on their long-haul core systems, there are now nearly 550 of these regional and short-line railroads. They operate in all 50 states, account for nearly 30% of all rail track, employ 11% of all rail workers and generate about 7% of all rail revenue.

Generally, freight railroads handle two types of traffic: conventional carloads and intermodal containers used in the shipment of goods via more than one mode of transportation, e.g., by ship, rail and truck. By using a hub-and-spoke approach to shipping, multiple containers can be moved by rail to and from an intermodal terminal and then either delivered to their final destinations by truck or transferred to ship for export. Over the past decade, commodity shippers have increasingly turned to intermodal transportation principally as an alternative to long-haul trucking. The development of new intermodal technology, which allows containers to be moved by rail double stacked (i.e., stacked one on top of the other) in specially designed railcars, together with increasing highway traffic congestion and the shortage of long-haul truck drivers have contributed to this trend.

Railroad Operations

The  Company  is  part of the  national  railroad  system  and  holds a  Surface
Transportation Board ("STB") certificate of convenience and necessity for the movement of rail freight by rail and rail barge across New York Harbor. By means of its float bridges located in Jersey City, NJ and Brooklyn, NY it provides the only rail car float operation in the New York Harbor. New York Cross Harbor
(NYCH) holds the Company's rail assets and delivers its services via its carfloat operation, connecting rail freight and rail freight customers east of the Hudson to the national freight network west of the Hudson.

The Company operates from its Greenville Terminal Yard in Jersey City, New Jersey, and Bush Terminal Yard in Brooklyn, New York. On the west side of New York Harbor, the Company exchanges (interchanges) rail cars with the CSX Transportation ("CSX") and Norfolk Southern ("NS") railroads at Conrail Shared Asset Operations' ("CSAO") Greenville yard, New Jersey. On the east side of New York Harbor, the Company interchanges rail cars with the New York and Atlantic Railroad ("NYA") at Bay Ridge yard, Brooklyn, New York.

The Company is dependent upon the railroads with which it interchanges freight traffic to enable it to properly service its customers at competitive rates. Failure of any of these connecting railroads to provide adequate and timely service at reasonable rates can result in significant demurrage charges, a loss of freight customers and revenues.

The Company's Greenville Yard functions as a transfer station for freight, to and from the national railroad system. In the Greenville yard, in Jersey City, NJ various commodities are transferred from truck to rail. The railcars are then given to the CSX or Norfolk Southern Railroads to transport to various destinations throughout the US. Most of the Company's "bridge traffic" (defined below) or "transfer" freight arrives at its Greenville yard and is destined for points east. Most of the Company's rail traffic is bridge traffic linking the CSX and Norfolk Southern Railroads, west of the Hudson, to the New York and Atlantic Railroad that serves all of the freight customers on the Long Island Railroad throughout Brooklyn, Queens and Long Island, NY. The Company also can provide dockside rail service to any location in the New York Harbor where a rail barge, loaded with railcars, can be docked.

The Company can also provide a wide array of niche and over-dimension service throughout the New York Harbor. Large transformers, generators, steam turbines and other large equipment can be railed either into or out of the New York area by means of the rail float operation. Railcars placed on car floats can be positioned and "portable" rail service extended along side ships, piers or construction sites.

The primary commodities that the Company "transferred" from west to east, during 2003 and 2004 were forest products, plastic resins, and food products. The principal commodity that the Company "transferred" from east to west, during 2003 and 2004 was scrap metal. In addition, the Company originates westbound traffic that includes cocoa, bio-solids, and construction and demolition debris ("C&D"). Some of this business is originated through the Company's subsidiary, JS Transportation.

The Company believes that offering coordinated services as part of the originating traffic provides a turn-key solution to its customers and increases the Company's revenue from both its trucking and rail operations.

Current Business

Rail freight to and from the New York metropolitan region, representing one of the largest consumer markets in the world, has only two main routes. CSX is served via Selkirk, NY down the east side of the Hudson, or via the Company's rail float operation between Jersey City and Brooklyn. Since the Conrail purchase in 1999 by the CSX and Norfolk Southern Railroads, the Company believes that its float operation is the only cost effective means the Norfolk Southern can get to the New York market, and that its Company's railcar barge operation is a vital link to maintaining competition in the marketplace by having two major class one railroads serving the region. Since 1999, both NS and CSX have used the Company more frequently to transport freight between New Jersey and the New York/Long Island areas. The Company believes, although there can be no assurance, that this trend will continue.

Most freight that is transported by rail travels substantial distances, usually over more than one railroad. To facilitate pricing, Class 1 railroads, such as NS and CSX, price and collect freight charges on behalf of all railroads along the route. The portion that belongs to each railroad is known as their tariff division. The Company comprises part of the traffic route for rail freight transported across the New York City harbor.

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

     3) Shipside & Dockside. The Company can, by means of its float barges, anchor shipside or dockside for receipt or delivery of various types of cargo. If the cargo is destined for local delivery it can be ferried to the appropriate terminal for offloading or transported to its final destination. During 2004, the Company used the shipside method of transfer for structural steel shipments for Balfour Beatty.

          a) Cocoa - The Company is the "originating" railroad for a large portion of the country's supply of cocoa. Empty rail cars arrive in Greenville where they are loaded on to float barges for ferrying to the Brooklyn docks at Red Hook. At Red Hook, the Company in conjunction with American Stevedoring and the Port Authority of New York & New Jersey has developed an efficient system whereby the Company's float barges are docked pier-side. Then, using a system of ramps or conveyor belts, the beans are loaded directly from the warehouses. Once loaded they are ferried back to Greenville Terminal and are placed on the national rail network for final destination across the country.

          b) Bridge Steel- The Company is the "destination" railroad for oversized steel beams and other heavy steel structures used in the re-construction of a bridge over the Housitanic River in Connecticut. Railcars laden with oversized and over weight structural steel are received at the Company's Greenville Yard facility by rail from the foundry. These railcars are stored until needed at the project. Then they are loaded on to the Company's rail barge and ferried to a ship anchored in the Harbor for loading and transportation to the project site.

     4) Local Deliveries. At both its Greenville and Bush Terminal facilities the Company receives rail cars destined for its local customers in Brooklyn. Rail cars received in Greenville are transported via rail barge to Bush Terminal. From Bush Terminal, all rail cars are delivered directly to the Company's rail served customers.

As of December 31, 2004, the Company's rail operation had approximately 23 active customers. Norfolk Southern represents 72.55% and CSX 10.14% of segment revenues, respectively. The Company anticipates that these major customers will continue to utilize Company's services at or above these levels in the future due to the factors discussed above.

The Company's current cross-harbor operating capacity is approximately 2,000 carloads per month. For the year ended December 31, 2004 the Company was transporting an average of 283 carloads per month (a carload refers to one loaded rail car) as compared to an average of 191 carloads per month for the year ended December 31, 2003. The Company charges between $250 and $1,500 per carload depending upon the length and weight of the railcar, and the type of commodity being shipped and method of shipment. The Company estimates that depending on the mix, it needs to handle in excess of 350 carloads per month in order for the railroad operations to achieve profitability, before imputing the cost of necessary capital improvements as discussed below.

Sales and Marketing

The Company must expand its base of customers and the utilization of its assets in order to achieve profitability. To do so, the Company is currently assessing and reformulating the means and methods by which it engages in sales and marketing activity. The Company believes that a number of competencies are required to be successful in these efforts. Substantial expertise in pricing and marketing railroad services; understanding and meeting the material supply and product transportation requirements of current and prospective customers; and building and maintaining productive working relationships with connecting carriers, intermodal freight sources, and customers.

The Company intends to generate new business for the rail operation through (i) targeting companies seeking an efficient means for access to and exit from the New York Region where the time savings afforded by the Company's rail barge service will be a key factor, (ii) targeting existing customers and connecting carriers to increase their utilization of Company's services, (iii) working with state and local development officials and complimentary service providers seeking access to the New York Regional market, where the Company's unique resources may enable them to achieve competitive advantage, and (iv) identifying and targeting the non-rail transportation of goods into and out of the region in which the Company operates.

Safety

An important part of the Company's operating strategy is to conduct its' railroad operations safely for the benefit and protection of employees, customers and the communities it serves. The Company requires substantial additional financing to improve docking, barge and track infrastructure, and track maintenance to continue to minimize the risk of safety incidents including derailments. Several initiatives at the State and Federal level are being pursued to obtain governmental support for these important improvements, however, there is no assurance that such efforts will be successful or that the additional financing will be obtained.

Rail Traffic

Rail traffic is classified as on-line or overhead traffic. On-line traffic is traffic that originates or terminates with shippers located on a railroad. Overhead traffic passes from one connecting carrier to another and neither originates nor terminates with shippers located on a railroad. Presently, NYCH is largely an overhead carrier but may move toward a greater percentage of online service in the future as a result of increasing intermodal utilization of its Greenville yard.

Rail freight rates can be in various forms. Generally, customers are given a "through" rate, a single figure encompassing the rail transportation of a commodity from point of origin to point of destination, regardless of the number of carriers which handle the car. Rates are developed by the carriers based on the commodity, volume, distance and competitive market considerations. The entire freight bill is paid either to the originating carrier ("prepaid") or to the destination carrier ("collect") and divided between all carriers which handle the move. The basis for the division varies and can be based on factors (or revenue requirements) independently established by each carrier that share in the through rate, or on a percentage basis established by division agreements among the carriers.

A carrier such as NYCH, which serves largely as an overhead carrier, receives a smaller percentage of the total revenue of the haul than would an originating carrier. However, the unique competitive advantage of the Company's rail barge operations provides potential opportunities to achieve incremental revenue improvements over other overhead carriers. Additionally, origination of loads as a result of prospective intermodal operations at the Company's Greenville Yard can yield similar incremental improvements in revenue. However, there is no assurance that the Company will be able to achieve such revenue improvements in the absence of obtaining additional financing and the cooperation and consent of unrelated third parties. Consent may need to be obtained from Conrail Shared Assets (the Company's landlord at the Greenville Rail Yard), the State of New Jersey, various federal and other state agencies, and local municipalities and from others.

Operating Property and Equipment

The Company's rail operational equipment, including leased equipment, consists of four locomotives, two float bridges and four float barges. The Company has approximately 13 miles of track on the New Jersey and Brooklyn waterfronts. The Company's track is operational and in working order, although in need of substantial rehabilitation. The float bridges that serve as the rail link between the Company's rail "float" barges and the Company's land-based rail tracks are in need of major rehabilitation. Each float barge contains three rail tracks and can hold between seven and eighteen railcars depending upon the size of the railcars being loaded and the size of the car float used. The barges built in 1947 to 1952 are in need of major overhaul. Tugboat services are subcontracted from John Brown & Sons on a monthly basis.

Capital requirements for capital repairs and expenditures for 2005 are estimated at $1,600,000 based on management estimates obtained in consultation with third party vendors and consultants. Capital expenditures for major track, dock, barge, float and other capital improvements believed to be necessary to ensure the continued viability of operational assets and infrastructure, and to support attaining sustainable profitable operations exceeds an additional $5 Million. While the Company may be able to achieve profitability without these capital expenditures and capital improvements, the continued and consistent functional utility of operating assets cannot then be reasonably predicted or assured, and any breakdown or failure of individual operating assets, or groups of assets, could result in a cessation of operations while repairs are made and/or replacements can be obtained, if such repairs or replacements can be made at all. This estimated capital requirement does not include any provision for the additional financing that may be required to facilitate and/or construct additional facilities and/or infrastructure to support the expanded intermodal operations at the Greenville Yard. This estimated capital requirement also does not include any provision for the capital that may be necessary to resolve Company liabilities or legal matters as discussed herein.

The Company operates the Bush Terminal on a month-to-month permit with New York City. The monthly rental of the Bush Terminal is $2,200. The Greenville Yard serves as the primary rail car float facility in New Jersey and connects by rail to the Oak Island freight yard in Newark, New Jersey. In September 2003, the Company exercised its option for 7 additional acres in the Greenville Yard. The Company's Greenville Yard is approximately 27-acres and is leased to the Company until 2023 at a rental rate of $62,500 for 2005, with annual escalations thereafter, plus a non-cash deferred rent charge of $87,105. The lease agreement with Conrail also transferred all real property associated with the operation of the rail yard to the Company for $1.00.

Trucking Operations
Business Strategy- Trucking

The Company's primary strategy to expand its subsidiary's trucking operations is to focus on increasing revenues by providing dispatching services and transloading services in conjunction with the Company's rail operations. The Company's strategy to expand its trucking operations and to meet its future equipment and manpower needs also includes subcontracting with additional companies, leasing equipment directly and acquiring other smaller trucking companies. In 2003 the Company commenced utilizing the Company's relationships with independent operators and subcontractors to provide dispatching services. These services are provided to assist larger companies which often need trucks and drivers, in times of peak demand, and companies, which do not own fleets or employ drivers. This practice continued in 2004.

The Company's strategy is to have these companies (which include waste, container and shipping companies) retain JST to provide them with such transportation needs for a fixed rate.

Current Business

JST, the Company's trucking subsidiary, is a short-haul regional trucking company, which hauls and disposes of commercial and residential trash, which is referred to as municipal solid waste. JST collects municipal solid waste from transfer stations operated by collection companies, such as Waste Management and Republic Waste Services. JST does not collect municipal solid waste directly from residential or commercial customers. The waste collected from the transfer stations is then hauled to various waste dumps and landfills.

Since July 2001, in conjunction with NYCH, the Company's rail subsidiary, JST has engaged in the movement of bio-solids. JST picks up containers at various locations throughout the New York metropolitan area and transports them either to the Company's Greenville rail facility for further shipment by NYCH or directly by truck to landfills.

JST dispatches its own trucks and drivers primarily in the movement of steel products pursuant to its contract with Transload Services, LLC. JST also employs dispatch services using independent operators for other containerized and non-containerized freight transportation.

During the year ended December 31, 2004, the Company also transported various other types of containerized and non-containerized freight. Currently the freight handled by JST consists primarily of municipal solid waste, construction and demolition materials, non-hazardous contaminated soil, crushed rock, pipe, structural steel, rolled steel and bio-solids. JST services customers and transfer stations primarily in the Northeastern United States. During 2004, JST had approximately $2,106,756 of one-time revenue from one contract with Site Contractors, Inc. The contract was substantially completed during 2004.

As of December 31, 2004, the Company's trucking operation had approximately 34 active customers. Consolidated Logistics & Transportation, LLC (CLT) represented 21.18%, Site Contractors, Inc. represented 24.34%, and Tully Environmental, LLC. represented 14.58% of trucking segment revenue. Consolidated Logistics & Transportation, LLC is owned by the Company's former CEO, Ronald Bridges.

Operating Equipment and Personnel

JST's operational equipment, including leased equipment, consists of 13 tractors, two dump trucks and 15 trailers. In addition to the Company-owned equipment, JST leases tri-axle dump trucks, walking floor trailers, dump trailers and tractors as needed.

Under JST's contracts, waste materials are hauled and disposed of through licensing and permits of GM Trucking that maintains necessary permits and compliance procedures for the movement and disposal of hazardous wastes. Either JST, GM Trucking, or both generate bills to customers for drivers and related expenses.

JST and GM Trucking use a professional employer organization to lease drivers. A professional employer organization provides an integrated approach to the management and administration of the human resources and employer risk of its clients, by contractually assuming substantial employer rights, responsibilities, and risks. JST pays the professional employer organization, which pays the payroll taxes and the drivers directly. The Company believes that leasing drivers from the professional employer organization provides it with a cost effective solution to the normal administrative requirements and additional costs required to administer its own personnel.

During 2004, the Company regularly employed several additional union and non-union subcontracting companies and independent operators to facilitate its freight operations. These companies run between six and 20 additional vehicles daily to service the Company's requirements.

Competition

Rail
Although the Company's NYCH operation is the only rail barge service transporting rail cars across New York Harbor, the Company faces competition from other railroads for the movement of commodities and bulk freight. The Company also competes with medium and short-haul trucking companies for the transportation of commodities. Any change in trucking legislation, for example, allowing increases in truck size or allowable weight, could increase competition and may adversely affect the Company's business. The Company believes that competition for the freight transported by the Company is based, in the long term, as much upon service and efficiency as on rates. As a result, the Company strives to offer shippers greater convenience and better service than competing forms of transportation and at lower costs.

Trucking

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

Employees

As of March 31, 2005, the Company had 15 employees, 12 full-time employees and three part-time employees.

Of these employees, four serve as executive officers, one on a full time basis as NYCH President, one on a full-time basis as JST President, one on a full-time basis as NYRR Chief Executive Officer and one on a part-time basis, as NYRR Chief Financial Officer. Three other employees work in administration, two part-time for the trucking subsidiary and one part-time bookkeeper. Of the remaining 10 employees, five work in trucking and five work in rail operations.

NYCH has a collective bargaining agreement with the Seafarers International Union of North America, which was signed in August 2001 and expires in August 2005, for four of the operational employees.

Internet Address and SEC Reports

We maintain a website with the address www.nyrr.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-KSB. We make available free of charge and on a best efforts and good faith basis through our website our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We may also, from time to time, include on our website other information related to our business, markets, corporate governance, and any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Item 2. Description of Property.

(See Item 1 of this report.)

Item 3. Legal Proceedings

The Company is involved in numerous legal proceedings as follows:

A) The City of New York commenced an action in November 1998 against New York Cross Harbor Railroad Terminal Corp., Robert R. Crawford and New York Regional Rail Corporation in the United States District Court Southern District of New York The City has alleged that Robert Crawford, the Company's former President, and the Company are required to indemnify the City for its cost of removal and cleanup of certain hazardous substances and petroleum at the Company's Bush Terminal facility.

On December 2004 the case was settled under the following terms 1) the Company will share the City's remediation expenses to the extent of $450,000; (2) the Company shall retain a claim against Mr. Crawford for the amount, if any, that the Company's $450,000 payment exceeds its proper share of the City's damages, to be decided by the Court; (3) Mr. Crawford shall retain a counterclaim against the Company for indemnification of any damages he is liable to the City, based on an alleged indemnification agreement the Company and Arline Crawford signed on July 16, 1999. The City of New York and the Company filed a Second Amended Complaint against Crawford in March 2005. The Company re-asserted its cross-claim against Crawford on April 22, 2005.

B) In July 2003 Robert R. Crawford and others commenced an action against New York Regional Rail Corporation in the Supreme Court of the State of New York, County of Kings. The plaintiff alleges that they are due approximately $314,000 and 10,000,000 shares of common stock. The Company has asserted counterclaims and independent claims against each of Robert R. Crawford, Arline Crawford, Bruce Crawford and Citrus Springs Trust, which is beneficially owned by the Crawford family and others, for, among other things, alleged theft of corporate assets. The case is ongoing and the Company does not anticipate that there will be any adverse material effects on its financial statement as a result of this matter. However, there is no assurance that this will be the case.

C) On November 2, 2001, the New York City Environmental Development Corporation ("NYCEDC") filed an adverse abandonment petition with the Surface Transportation Board (the "STB") against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York sought to remove NYCH, from the Bush Terminal Yard in Brooklyn, New York.

The STB, in response to the favorable decision for the Company by the United States Court of Appeals for the District of Columbia Circuit, issued a decision asking the NYCEDC to show cause, why the STB should not deny its application for adverse abandonment and dismiss this proceeding. On December 8, 2004, the NYCEDC filed a reply to the STB stating that it did not intend to introduce any evidence in this proceeding to address the issues raised by the court. In light of this filing, the Company believes that NYCEDC's application for adverse abandonment will be denied and the proceeding dismissed.

D) In November 1999 Fraser, McIntyre and Spartz commenced an action against NYCH in the Supreme Court of the State of New York, County of Kings. The action was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that Mr. Crawford did not pay them. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in NYCH and unspecified monetary damages to be determined by the court. The plaintiffs seek "restoration of their equitable interest", a term which was used but not defined within the complaint. The Company is vigorously defending this action. The Company has satisfied its retained portion of the costs of this litigation, any additional litigation costs will be borne by the Company's insurance carrier.

E) Ben-Ami Friedman commenced an action in 1993 against NYCH and CH Partners, in the Supreme Court of the State of New York, New York County. The claim was settled in December 2004 by the Company paying $35,000 in cash and $208,334 shares of common stock in NYRR valued at $.12 per share.

F) In 2002, the Jersey City Health Division commenced an action against New York Cross Harbor Terminal Corp., in the Superior Court of New Jersey and in a related action New York Cross Harbor Railroad Terminal Corp. commenced an action against the Jersey City Health Division in the Federal District Court of New Jersey. The case related to contaminated soil at the Greenville Yard.

In June 2004 the Company settled all controversies with the Jersey City Health Division. The Company has agreed that it will complete confirmatory testing of the fill in a minor portion of its Greenville Yard under the supervision of the New Jersey Department of Environmental Protection. The parties have also agreed to work more closely in the future to avoid further controversies. As part of the Company's initiative to be a good corporate neighbor, it has agreed to sponsor Earth day events in the community which will focus on ecology and environmental improvements in Jersey City.

G) In 1995 Ameril Corp. commenced an action against New York Regional Rail Corporation, in the 11th Judicial Circuit, Dale County, Florida. Ameril Corp. alleged that it was owed $338,983 in connection with the alleged issuance of promissory notes by the Company to Ameril Corp. On March 24, 2005 the Company's motion for summary judgment was granted.

H) The Company is also a party to routine claims and suits brought against it from time-to-time in the ordinary course of business. Management does not believe that any such claims exist that would have a material adverse effect on the Company's business, financial condition, or results of operations.

Item  4.   Submission of Matters to a Vote of Security Holders:

None

PART II

ITEM 5. Market for Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a) Market Information

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


Fiscal Year Ended December 31, 2004            Quarterly Common Stock Price Bid
By Quarter                                     Ranges (1)
----------                                     ----------

                                                High      Low
                                               ------   ------
March 31, 2004                                  0.12     0.11
June 30, 2004 (1)                               0.09     0.09
September 30, 2004 (1)                          0.11     0.09
December 30, 2004 (1)                           0.13     0.12


Fiscal Year Ended December 31, 2003            Quarterly Common Stock Price Bid
By Quarter                                     Ranges (1)
----------                                     ----------

                                                High      Low
                                               ------   ------
 March 31, 2003                                 0.08     0.05
 June 30, 2003                                  0.09     0.05
 September 30, 2003                             0.06     0.04
 December 31, 2003                              0.10     0.05


1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." To the extent that limited trading in the Company's common stock took place, such transactions have been limited to the over-the-counter market. The over-the-counter market and other quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

(b) Holders

As of the close of business on December 31, 2004 there were 1,862 stockholders of record of the Company's common stock and 209,207,597 shares outstanding.

(c) Dividends

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

(d) Recent Issuance of Unregistered Stock, Warrants and Options

In January 2004, the Company entered into an employment agreement with Joel Marcus, the Company's chief financial officer. The agreement provides for compensation of $1,500 per month and Mr. Marcus was issued an option to purchase 250,000 shares of common stock at an exercise price of $.0001 per share. On the date of the grant the closing price for the Company's common stock was $0.625, accordingly the Company recorded a $15,625 charge to compensation expense in connection with the issuance of the option. Mr. Marcus exercised this option in November 2004.

In February 2004, Mr. Marcus exercised the remaining 38,597 options granted in accordance with the terms of his 2002 employment agreement. The exercise prices ranged from $.0495 per share to $0.074 per share. Mr. Marcus exercised these warrants using $2,384 of accrued consulting fees in November 2004.

In February 2004, the Company entered into an employment agreement with Ron Bridges, then a Director and the Company's Chief Executive Officer. The Company issued Mr. Bridges a warrant to purchase 1,000,000 shares of commons stock at an exercise price of $.0001 per share. Mr. Bridges exercised these warrants in November 2004 and the Company recorded a charge to compensation expense of $80,000.

In February 2004, notes payable to Ronald Bridges then a Director and the Company's Chief Executive Officer, totaling $42,000 in principal plus accrued interest were converted into warrants to purchase 420,000 shares of common stock at an exercise price of $.0001 per share. On the date of the conversion the closing price for the Company's common stock was $0.08. Mr. Bridges exercised these warrants in November 2004.

In February 2004, promissory notes and accrued interest in the amount of $464,640 were converted into warrants to purchase 4,646,400 shares of common stock at an exercise price of $.0001 per share. On such date the closing price for the Company's common stock was $0.08. These warrants were exercised in November 2004.

In February 2004, the Company purchased the remaining 49% of the stock of JS Transportation, Inc. from John Marsala, Michael Hausman C/F Daniel Marsala UGMA/NY, Darryl Caplan, Todd Sage and Aspen Golden in exchange for 1,420,408 shares of common stock and warrants to purchase 2,579,592 shares of common stock at an exercise price of $.0001 per share and the return to treasury of 860,000 shares of the Company's common stock. On the date of the acquisition the closing price for the Company's common stock was $0.08. The warrants issued in connection with this transaction were exercised in November 2004.

In March 2004, the Company entered into an investor relations consulting contract with Wildstein Advisory Services, Inc ("WASI"). The contract expired December 31, 2004. Under the terms of the contract WASI received warrants to purchase 1,000,000 shares of common stock at an exercise price of $.0001 per share. On the date of the execution of the agreement, the closing price for the Company's common stock was $0.10. Accordingly, the Company recorded a charge to consulting expense of $100,000. The warrants were exercised in November 2004.

The sale of these securities was exempt from the registration requirements of the Security Act of 1933 as amended (the "Act") pursuant to Section 4 (2) thereof. The shares issued in these transactions were acquired for investment purposes only and without a view to distribution. The persons that acquired these shares were fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own accounts. The securities referred to in this paragraph are "restricted" securities as defined in Rule 144 promulgated under the Act No underwriters were used and no commissions were paid in connection with the issuance of these shares

(e) Series D Preferred Stock

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

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 500 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 2,000 additional shares of Series D Preferred Stock. In connection with the transaction Transit Rail LLC received a proxy from the holder of the shares of Series C Preferred Stock granting it the right to vote approximately 39.8% of the Company's voting securities. Upon the purchase of 1,700 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock shall be entitled to 120,000 votes, which would represent 50.5% of the

Company's voting securities based upon the number of shares of common stock presently outstanding. (See Note - N "Subsequent Events" and the Company's 8-K filed February 19, 2004 for further details.) As of December 31, 2004, a total of 2100 shares, and as of May 12, 2005 2,500 shares, of Series D Preferred Stock have been purchased and issued, respectively.

See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively filed February 4, 2004, February 19, 2004, and February 4, 2005, incorporated by reference.

Shares Reserved For Potential Future Issuance

The Company currently has the shares it requires by virtue of obligations under various notes, options, warrants, employment agreements, consulting agreements, retainer agreements and other agreements.

Item 6 Selected Financial Data

The selected financial data set forth below has been derived from the Company's audited financial statements. The data should be read in conjunction with the Company's audited financial statements and notes thereto and "Management's Discussion and Analysis or Plan of Operation" and the other information included elsewhere in this annual report on Form 10-KSB.



                                                    Years Ended December 31,
                                                       2004           2003
                                                    ------------------------
                                                      (in thousands, except
                                                        per share amounts)

Income Statement Data:
 Operating revenues ..........                     $  8,361      $  5,624
 Other income ...............                             -            52
                                                    ------------------------
 Total Revenues ..............                        8,361         5,676
 Operating & Administrative expenses .........       10,386         6,515
                                                    ------------------------
(Loss) before income taxes ..                        (2,025)         (839)
Provision for income taxes ..                             -             -

Net income ..................                        (2,025)         (839)
 Preferred Stock dividend ....                           44            44
                                                    ------------------------
Net income available to
  common shareholders ........                     $ (2,069)     $   (883)
 Basic income per common
  share ......................                     $   (.01)     $      0
                                                    ------------------------
 Diluted income per common
  share .....................                      $      0      $      0

 Weighted average
  shares-basic (000's)...............               200,073       188,171
                                                    ------------------------
 Weighted average
  shares-diluted .(000's)............               200,073       188,171
                                                    ------------------------
 Cash dividends declared on
  Common Stock ...............                     $      0      $      0
Balance Sheet Data:
 Total assets ................                     $  6,336      $  4,909
 Shareholders' deficit ........                    $ (2,040)     $ (2,960)

Item 7 Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in connection with the Company's audited financial statements and notes thereto included elsewhere in this annual report.

The statements contained in Management's Discussion and Analysis or Plan of Operation ("MDA") which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions, however, that actual results could differ materially from those indicated in MDA. While these statements represent the Company's current judgment in the future direction of the business, risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

Certain factors that could cause results to differ materially from those projected in the forward-looking statements include, but are not limited to, the level of freight shipments, competition, future contractual terms with landfill authorities, impact of government regulations, the inability of the company to reduce it's outstanding liabilities, and the availability of capital to finance growth and general economic conditions.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note A of the Notes to Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the Company's current policy for the evaluation of long-lived asset impairment meets the SEC definition of critical.

Recent Developments
Change in Control

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 2,100 shares of Series D Preferred Stock at a purchase price of $1,000 per share as of December 31, 2004, and subsequently purchased 400 additional shares of Series D Preferred Stock at the same price in the first quarter of 2005. In connection with the transaction Transit Rail LLC received a proxy from the holder of the shares of Series C Preferred Stock granting it the right to vote approximately 39.8% of the Company's voting securities. Upon the purchase of the 2,500 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock became entitled to 120,000 votes, which represented 50.5% of the Company's voting securities based upon the number of shares of common stock presently outstanding.

Affiliates of Transit Rail, LLC own or operate a fleet of approximately 500 rail cars that transport construction and demolition material generated from high-cost disposal markets in the Northeastern United States to low-cost landfills located in the Midwest. Such affiliates own and operate rail-served transfer stations in Connecticut and Massachusetts which handle construction and demolition material. They also provide rail disposal services for the largest transfer station in New York City and operate a municipal solid waste landfill in Ohio. The Company expects that in addition to its investment, Transit Rail, LLC or its affiliates in conjunction with the Company will submit proposals and bid on projects, which are in the waste transportation and disposal areas, utilizing the Company's unique rail assets.

See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.

Overview

The Company operates a short-line railroad, which transports freight via rail/barges across New York Harbor with intermodal freight transfer operations at its Greenville, NJ rail yard and a regional trucking company in the business of short-haul freight transportation.

The Company generates operating revenues primarily from the movement of freight in its rail barge, intermodal transfer operations and freight hauled by truck. Freight revenues are recorded at the time delivery is made to the customer or the connecting carrier. Modest freight related operating revenues are derived from demurrage, storage and yard use fees.

The Company's operating expenses consist of salaries and wages and related payroll taxes and employee benefits, subcontractors, depreciation, insurance and casualty claim expense, diesel fuel, car hire, property taxes, materials and supplies, purchased services, track usage fees and other expenses. Many of the Company's operating expenses are of a relatively fixed nature and do not increase or decrease proportionately with increases or decreases in operating revenues.

When comparing the Company's results of operations from one year to another, the following factors should be taken into consideration. First, the Company has historically experienced fluctuations in operating revenues and expenses due to unpredictable events such as one-time freight moves and changes in customer requirements due to variations in the customers business. Second, the Company's freight volumes are susceptible to increases and decreases due to changes in international, national and regional economic conditions. Third, the extent of unanticipated maintenance and repair activities required to keep the companies operating assets, such as aging locomotives, barges, docking facilities and yard track systems, can vary significantly from year to year, thereby impacting total operating expenses.

The Company also generates, from time to time, income through, grants of easements, licenses and leases of land, tracks and equipment. Income or loss from sale and disposal of property and equipment and grants of easements, licenses and leases is recorded at the time the transaction is consummated. This income varies significantly from year to year.

Results of Operations

The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2004 were:

                                    Railroad             Trucking

Operating revenues                  $ 1,441,269          $ 6,919,474
Operating expenses                      589,300            6,095,853
Gross profit                            851,969              823,621



The components of the Company's operating revenues and expenses by business segment during the year ending December 31, 2003 were:

                                    Railroad             Trucking

Operating revenues                  $ 1,368,832          $ 4,254,793
Operating expenses                      482,960            3,827,610
Gross profit                            885,872              427,183

During the year ended December 31, 2004, the Company had $8,360,743 in revenue compared to $5,623,625 in revenue during the year ended December 31, 2003, an increase of $2,737,118 or 49%. Management believes that the increase is primarily attributable to non-recurring income in the amount of $2,106,756 for hazardous material transportation services for Site Contractors, Inc.

Operating expenses for the year ended December 31, 2004 were $6,685,153 compared to $4,310,570 an increase of $2,374,583 or 55% as compared to the year ended December 31, 2003. Operating expenses as a percentage of operating revenues were 80% for the year ended December 31, 2004 as compared to 77% for year ended December 31, 2003. Management believes that the increase was caused primarily by increased fuel costs and an increase in revenue at of the Company's trucking operations, which has a lower margin than rail operations.

Administrative expenses increased in the year ended December 31, 2004, by $ 1,264,625. As a percentage of operating revenues, administrative expenses increased to 41% for the year ended December 31, 2004, from 39% for the year ended December 31, 2003. Management believes that the increase is primarily attributable to the increase in bad debts.

Liquidity and Capital Resources

The Company had net cash used in operating activities of $620,663 during the year ended December 31, 2004 compared to net cash provided by operating activities of $89,467 for the year ended December 31, 2003. The decrease of $710,130 was primarily caused by an increase in net loss and gain on forgiveness of debt, which was reduced primarily by increases in the reserve for bad debts, payroll taxes payable, accrued expenses, deferred rent and accounts payable.

The Company had net cash used in investing activities of $754,557, during the year ended December 31, 2004 as compared to net cash used in investing activities of $133,510 for the year ended December 31, 2003. The increase of $621,047 was the result of an increase in the purchase of machinery and equipment.

The Company had net cash provided by financing activities of $1,826,286, during the year ended December 31, 2004 as compared to net cash provided by financing activities of $174,807 for the year ended December 31, 2003. The increase of $1,651,479 was caused primarily by the sale of stock for $2,686,412 during the year ended December 31, 2004 and offset by principal payments of long term debt of $650,626.

The Company's working capital deficit on December 31, 2004 increased by $435,839 from $4,751,218 on December 31, 2003 to $5,187,057.

Capital requirements for capital repairs and expenditures for 2005 are estimated at $1,600,000 based on management estimates obtained in consultation with third party vendors and consultants. Capital expenditures for major track, dock, barge, float and other capital improvements believed to be necessary to ensure the continued viability of operational assets and infrastructure, and to support attaining sustainable profitable operations exceeds an additional $5 million. While the Company may be able to achieve profitability without these capital expenditures and capital improvements, the continued and consistent functional utility of operating assets cannot then be reasonably predicted or assured, and any breakdown or failure of individual operating assets, or groups of assets, could result in a cessation of operations while repairs are made and/or replacements can be obtained, if such repairs or replacements can be made at all. This estimated capital requirement does not include any provision for the additional financing that may be required to facilitate and/or construct additional facilities and/or infrastructure to support the expanded intermodal operations at the Greenville Yard. This estimated capital requirement also does not include any provision for the capital that may be necessary to resolve company liabilities or legal matters as discussed herein.

Total assets of the Company on December 31, 2004 increased by $1,427,808 to $6,336,433 from $4,908,625 on December 31, 2003. The increase was due primarily to equipment purchases and the sale of Series D stock. These increases were offset by deprecation and amortization expense of $508,600. Current assets decreased by $12,349 to $1,303,682 on December 31, 2004 from $1,316,031 on
December 31, 2003. The decrease in current assets is primarily attributable to an increase in cash on hand as a result of the issuance of Series D stock offset by the operating losses. Other assets were $445,704 on December 31, 2004 as compared to $324,663 on December 31, 2003.

On December 31, 2004, the Company had total liabilities of $8,376,527 as compared to $7,868,558 on December 31, 2003. On December 31, 2004, current liabilities were $6,490,739 as compared to $6,067,249 on December 31, 2003.

Convertible Notes are convertible into shares of common stock at the lower of various set conversion prices or at 90% of the average closing price of the common shares for the ten trading days preceding the date of conversion. In the event of conversion, certain of the notes grant the holder an option to purchase from one half to three quarters of an additional share of common stock, at exercise prices ranging from $0.12 to $0.18 per share, for each share acquired in the conversion. These options will expire 90 days from the effective date of a registration statement registering the shares of common stock underlying the options. In February 2004, notes in the original principal amount of $210,000 were the subject of a settlement agreement.

As of December 31, 2004 the Company had the following current liabilities:

Accounts payable $716,079

Accrued expenses $3,660,423

Notes payable and current maturities of long-term debt $885,836

Payroll taxes payable $1,228,401

Accounts payable include $716,079 of trade payables that are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations.

Accrued expenses include $1,080,490 for accrued real estate taxes payable to New York and New Jersey.

The City of New York has billed the Company in excess of $6,800,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $578,700 for these real estate taxes. As of May 12, 2005, the Company is actively attempting to settle this dispute.

The State of New Jersey Division of Taxation has claimed that the Company is responsible for taxes of $663,251 plus penalties and interest totaling $362,994 (1996-2004). The State of New Jersey also contends that the Company has not submitted Franchise tax since 1996. The Company disputes the total numbers and is working toward a settlement. Pending a settlement, the Company has recorded a liability on its books of $423,890. As of March 31, 2005, the Company is actively attempting to settle this dispute.

Accrued expenses also include a "Reserve for Legal Contingencies and Other Commitments". In accordance with recently issued accounting pronouncements of the FASB, specifically SFAS Statement No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity the Company has re-classified approximately $300,000 of short-term debt and $1,500,000 of equity to "Reserve for Legal Contingencies and Other Commitments.

Notes payable and current maturities of long-term debt totaling $885,836 includes $374,127 of current maturities of long-term debt primarily for equipment leases or settlement payments on outstanding debts and is payable over 12 months. It also includes $235,000 of convertible notes. Of these notes the Company anticipates that $235,000 will be converted into equity. However, there can be no assurance that this will occur.

The Company has an accrual for payroll taxes payable and related penalties and interest in the amount of $1,228,401. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll tax; however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes it is still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. As of March 31, 2005, the Company is actively attempting to settle this dispute. However, there can be no assurance that the Company will achieve a satisfactory settlement.

The lease portion of the 2003 Agreement signed with Conrail provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. Pursuant to the lease, in September 2003, the Company exercised an option to lease an additional five acres in the Greenville Yard. The agreement contains rent concessions early in the lease term and then the base rent is $168,500 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in an $87,105 non-cash deferred rent charge during the year ended December 31, 2004.

Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with PANYNJ. Under the agreement the PANYNJ will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers which will be applied against the amount of the judgment. This agreement was extended on October 1, 2003 for an additional year. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. The Company's current liability is estimated to be $48,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement. As of May 11, 2005, the Company is actively attempting to settle this dispute.

There are administrative remedies available to the Company's creditors including, but not limited to, judgments, liens and levies, which can be placed on the Company's bank accounts. Historically, these remedies have been used by the creditors of the Company and have resulted in additional cash flow hardships for the Company. There can be no assurance that any of these remedies may not be used in the future. Absent resolution of these matters and assuming the agencies, vendors and taxing authorities fully prevail in court proceedings, monetary damages could approximate $7 million, but management currently anticipates that these matters will be resolved at a comparatively lower sum.

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

The Company has a working capital deficit and has required additional financing. There can be no assurance that the Company will be able to secure any additional financing. Until recently the only source of funds available to the Company has been though issuance of floating rate convertible debentures or by issuing shares in return for services. The report of the Company's independent accountants contains an explanatory paragraph that expresses doubt about the Company's ability to continue as a going concern.

During the year ended December 31, 2004, $210,000 of the Company's convertible notes were exchanged for 2,100,000 shares of common stock.

Notes payable, related parties totaling $689,700 in principal plus accrued interest were converted into 6,890,700 shares of common stock in February 2004. In February 2004, the Company purchased the remaining 49% of the stock of JS Transportation, Inc. in exchange for 4,000,0000 shares of common stock and the return to treasury of 840,000 shares of the Company's common stock. The 49% ownership interest was held by John Marsala, Darryl Caplan, Michael Hausman C/F Daniel Marsala, Todd Sage and Aspen Gold.

The Company has options and warrants to purchase an aggregate of 14,775,278 shares of common stock outstanding primarily as a result of past financings. The options and warrants are exercisable at approximately $0.15 per share. In the event that all of the options and warrants are exercised, then the Company would receive gross proceeds of approximately $2,241,000. There can be no assurance that such warrants and options will be exercised.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", or SFAS No. 123R. This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. Under SFAS No. 123R, the Company had the option to utilize the intrinsic value method of measuring such compensation, and provided additional disclosures in its quarterly financial statements that reflected the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and do not expect the adoption to have a significant adverse impact on our statements of income and net income per share.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29". SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of SFAS 153 will have a material effect on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash and Equivalents

As of December 31, 2004, the Company is exposed to market risks which primarily include changes in U.S. interest rates. The Company invests cash balances in excess of operating requirements in short-term interest bearing depository accounts, which are generally available to the Company on demand. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
New York Regional Rail
New York, NY

We have audited the accompanying consolidated balance sheet of New York Regional Rail Corporation and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Regional Rail Corporation and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
-----------------------------
Certified Public Accountants


May 19, 2005
New York, New York

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31 2004

ASSETS
Current assets
 Cash                                                               $   667,978
 Accounts receivable, net of allowance for doubtful
  accounts of $516,128                                                  540,374
 Prepaid expenses and other current assets                               95,330
                                                                    ------------

    Total current assets                                              1,303,682

Property and equipment, net                                           4,587,047

Other assets                                                            445,704
                                                                    ------------
                                                                     $ 6,336,433
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current maturities of long term debt                               $   374,127
 Convertible promissory notes:
  Others                                                                235,000
Other short-term debt:
  Related parties                                                        42,500
  Others                                                                234,209
Accounts payable                                                        716,079
Accrued expenses                                                      3,660,423
Payroll taxes payable                                                 1,228,401
                                                                    ------------

    Total current liabilities                                         6,490,739

Deferred rent payable                                                   175,858

Long term debt                                                        1,709,930

Stockholders' deficit:
 Series C Convertible Preferred Stock,
$.001 par value, 500,000 shares authorized;
  440,000 shares issued and outstanding                                 440,000
 Series D Convertible Preferred Stock,
  $.001 par value, 2,500 shares authorized;
  2100 shares issued and outstanding                                          2
 Treasury Stock; 155,210 shares, at cost                                (26,355)
 Common stock, $.0001 par value, 280,000,000 shares
  authorized; 209,991,270 shares issued
  and outstanding                                                        20,999
 Additional paid-in-capital                                          16,549,318
 Accumulated deficit                                                (19,024,058)
                                                                    ------------

    Total stockholders' deficit                                      (2,040,094)
                                                                    ------------
                                                                    $ 6,336,433
                                                                    ============
                See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                           December 31,
                                                  ------------------------------
                                                      2004              2003
                                                  ------------      ------------
Operating revenues                                $ 8,360,743       $ 5,623,625

Operating expenses                                  6,685,153         4,310,570
                                                  ------------      ------------
Gross Profit                                        1,675,590         1,313,055

Legal                                                 305,761           306,421
Selling and administrative expenses                 3,162,693         1,897,408
                                                  ------------      ------------
Total Administrative Expenses                       3,468,454         2,203,829
                                                  ------------      ------------
Loss from operations                               (1,792,864)         (890,774)

Other income (expenses):
 Contract settlement                                        -           (16,000)
 Forgiveness of debt &
         gain on fixed assets                         292,213           230,720

Other Expense                                        (449,518)                -
                                                  ------------      ------------
Interest expense, net                                 (74,445)         (182,549)
                                                  ------------      ------------
Total other income (expenses)                        (231,750)           32,171
                                                  ------------      ------------
Loss before minority interest                      (2,024,614)         (858,603)
                                                  ------------      ------------
Minority interest in loss of subsidiary                     -            19,845

Net loss                                           (2,024,614)         (838,758)

Deemed preferred stock dividend                        44,000            44,000
                                                  ------------      ------------
Loss applicable
         to common shareholders                   $(2,068,614)      $  (882,758)
                                                  ============      ============

Loss per share - basic and diluted:               $     (0.01)      $     (0.00)
                                                  ============      ============

Weighted average common
    shares outstanding
      basic and diluted                           200,073,135       188,171,115
                                                  ============      ============

                See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                            Common Stock     Preferred Series C&D     Treasury
                       --------------------- --------------------  ----------------    Additional    Accumulated
                         Shares      Amount   Shares     Amount     Shares  Amount   Paid-in Capital    Deficit        Total
                       ----------- --------  --------  ----------  ------- --------  --------------- ------------- ------------
Balances at
 Dec. 31, 2002         182,822,876 $ 18,282   440,000  $ 440,000         - $      -  $12,879,930     $(16,005,778) $(2,667,566)

Conversion of debt
 into common stock       4,397,519      440         -          -         -        -      223,551                -      223,991
Common stock issued
 for options               111,403       11         -          -         -        -        7,489                -        7,500
Common stock issued
 for services              800,000       80         -          -         -        -       42,320                -       42,400
Common stock issued
 for cash                6,812,500      681         -          -         -        -      271,819                -      272,500

Net loss                         -        -         -          -         -        -            -         (838,758)    (838,758)
-------------------------------------------------------------------------------------------------------------------------------
 Balances at
  Dec 31, 2003         194,944,298   19,494   440,000    440,000         -        -   13,425,109      (16,844,536)  (2,959,933)


Conversion of debt
 into common stock       4,413,200      441         -          -         -        -      275,425                -      275,866
Common stock issued
 for options and
 purchase of JST         5,744,029      575         -          -         -        -      312,074                -      312,649
Common stock issued
 for services            2,630,522      263         -          -         -        -      257,778                -      258,041
Preferred stock
 issued for cash                 -              2,100          2         -        -    2,099,250                -    2,099,252
Purchase of treasury
 Stock                           -        -         -          -   155,210  (26,355)           -                -      (26,355)
Common stock issued
 for legal settlement      208,334       21         -          -         -        -       24,979                -       25,000
Common stock issued
 for dividends &
 Black Scholes effect    2,050,887      205         -          -         -        -      154,703         (154,908)           -

Net loss                         -        -         -          -         -        -            -       (2,024,614)   2,024,614)
-------------------------------------------------------------------------------------------------------------------------------
Balances at
 Dec 31 2004           209,991,270 $ 20,999   442,100  $ 440,002   155,210 $(26,355) $16,549,318     $(19,024,058) $(2,040,094)
                       =========== ========   =======  =========   ======= ========  ============    ============= ============

See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                            STATEMENTS OF CASH FLOWS
                               FOR THE YEAR ENDED

                                                            December 31,
                                                  ------------------------------
                                                       2004              2003
                                                  -------------    -------------
Cash flows from operating activities:
 Net loss                                         $ (2,024,614)    $   (838,758)
                                                  ------------------------------
Adjustments to reconcile net loss to net
 cash provided by (used in)operating activities:
 Depreciation and amortization                         508,600          558,548
 Non-cash compensation                                 258,041           42,400
 Allowance for bad debts                               338,519          261,836
 Loss on disposal of fixed assets                       12,415                -
 Gain on exchange of forgiveness of debt              (304,628)        (230,720)
 Minority Interest in subsidiary earnings                    -         ( 19,845)
Changes in operating assets and liabilities:
 Accounts receivable                                   100,624         (322,511)
 Other current assets                                   24,272          (82,053)
 Other assets                                         (121,041)          47,936
 Accounts payable                                       41,011          264,688
 Accrued expenses                                      380,636          235,381
 Payroll taxes payable                                  78,394           83,815
 Deferred rent                                          87,108           88,750
                                                  ------------------------------
     Total adjustments                               1,403,951          928,225
Net cash provided by (used in)
 operating activities                                 (620,663)          89,467
                                                  ------------------------------
Cash flows from investing activities:
 Purchase of property and equipment                   (754,557)        (133,510)
                                                  ------------------------------
Net cash used in investing activities                 (754,557)        (133,510)
                                                  ------------------------------
Cash flows from financing activities:
 Payments of long term debt                           (650,626)         (67,507)
 Stock issuances and purchases, net                  2,476,412          272,500
 Proceeds (payments) of current debt -
  related party                                            500          (30,286)
                                                  ------------------------------
Net cash provided by financing activities            1,826,286          174,807
                                                  ------------------------------
Net increase in cash and cash equivalents              451,066          130,764
 Cash at beginning of year                             216,912           86,148
                                                  ------------------------------
Cash and cash equivalents at end of period        $    667,978     $    216,912
                                                  =============    =============
Supplemental Disclosure of Cash
 flow information:
  Equipment purchased through the
       Issuance of debt                           $  1,085,574     $          -
                                                  =============    =============
      Common stock issued
         For debt                                 $    275,866     $    223,991
                                                  =============    =============

See notes to consolidated financial statements.

               New York Regional Rail Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003

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

Description of Business

The Company operates an ICC certified railroad through its majority-owned subsidiary, New York Cross Harbor Railroad Terminal Corporation ("NYCH"). NYCH's business is to transport and deliver rail traffic via barges across New York Harbor and the East River, thus connecting the Long Island Railroad and other lines. In addition, it receives and delivers railcars at certain industrial facilities located on partially owned and partially leased track located in Brooklyn, New York and Jersey City, New Jersey. Another majority-owned subsidiary, CH Proprietary, Inc., formerly CH Partners, Inc. ("CHP") holds title to the railroad, marine and terminal equipment used in the business. At December 31, 2004 the Company owned 93.4% and 94.5% of NYCH and CHP, respectively.

In April 1999, the Company purchased a 51% interest in J.S. Transportation, Inc. ("JST") in exchange for 5,000,000 shares of common stock and escrowed an additional 1,000,000 shares to settle outstanding JST liabilities. JST, formed in 1998, is a regional trucking company in the business of short-haul freight transportation and landfill management. In 1999, the Company used 160,000 of these shares for liability payments and the balance of 860,000 shares was returned to treasury in February 2004. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. In September 2000, JST acquired the assets of MHT, Inc., a small regional trucking company engaged in waste transportation. In February 2004, the Company acquired the remaining 49% interest in JST held by minority shareholders.

In February 2000, the Company purchased a 100% interest in OSK Capital I Corp. ("OSK") in exchange for 480,000 shares of common stock and $18,000 in cash. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The investment in OSK Capital I Corp. was written off during 2004 as management believes there is no inherent value in the company.

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  majority  and  wholly  owned   subsidiaries,   NYCH,   CHP,  and  JST.  All
inter-company transactions and balances have been eliminated.

Basis of Presentation

The Company has a working capital deficiency of $5,187,057 at December 31, 2004, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. From February 2004 to December 31, 2004, the Company received equity financing in the amount of $2,100,000, and in the first quarter of 2005 received an additional $400,000 as a result of the sale of Series D Preferred Stock discussed herein, all at a purchase price of $1,000 per share. Additionally, the Company is continually evaluating its plan to attain profitability; however any results cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

The Company's railroad operations recognize revenue on the date of the freight delivery to the consignee or the other commercial carrier.

The Company's trucking operations recognize revenue in three ways depending upon the scope of work performed.

1) Transportation Services - Revenue is recognized on the date the freight is delivered to the customer/consignee.

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

The estimated depreciable lives are:

5 - 7 years for machinery and transportation equipment, 20 years for marine assets, 10 to 40 years for track and roadbed, and 10 to 20 years for operating equipment.

Concentration of Credit Risk

At December 31, 2004, 17.64% of accounts receivable was concentrated in one customer. Credit is extended to customers based on an evaluation of each customer's financial condition, generally without requiring collateral or other security. Due to the historical concentration of receivables and relatively small customer base, the Company could be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations.

Minority Interests

The minority interest accounts representing the investments in NYCH and CHP have been reduced to zero for all periods presented as a result of cumulative operating losses. Accordingly, the portion of the losses that would normally be assigned to the minority interest stockholders' ("excess losses") for NYCH and CHP are recognized by the Company. The Company will recognize 100% of any subsequent profits until such time as the excess losses previously recognized by the Company have been recovered. Income Taxes

The Company follows Statement of Financial Accounting Standards Board Standard No. 109 which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry forward. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. At December 31, 2004 a full valuation allowance has been established.

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

Loss Per Share

Basic loss per share is computed using the weighted average number of shares of outstanding common stock. Diluted loss per share for the years ended December 31, 2004 and 2003 is based on the weighted average number of common shares outstanding during that period including common stock equivalents. Common stock equivalents are not included in the calculation of diluted earnings per share because such inclusion would have been anti-dilutive. Common stock equivalents consist of stock options, convertible preferred stock, and convertible debt.

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

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions at December 31, 2003 and 2004:

    Average risk free interest rate                                 3
    Expected lives (in days)                                       365
    Dividend yield                                                  0
    Expected volatility                                           100.47

The following table presents the pro-forma net loss and net loss per share after giving effect to FAS123, "Accounting for Stock Based Compensation".


                                                     December 31, 2004          December 31, 2003
                                                     -----------------          -----------------
        Net loss as reported                            ($2,024,614)                ($838,758)
        Less: FAS123 stock option expense                  4,375                        85
        Pro-forma net loss                              ($2,028,989)                ($838,843)

        Net loss per share as reported:
        Basic                                           $  (.01)                        -
        Diluted                                         $  (.01)                        -
        Pro-forma net loss per share:
        Basic                                           $  (.01)                        -
        Diluted                                         $  (.01)                        -

Applying SFAS 148 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards will likely be made each year.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", or SFAS No. 123R. This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 15, 2005. Under SFAS No. 123R, the Company had the option to utilize the intrinsic value method of measuring such compensation, and provided additional disclosures in its quarterly financial statements that reflected the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and do not expect the adoption to have a significant adverse impact on our statements of income and net income per share.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29". SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of SFAS 153 will have a material effect on its financial position, results of operations or cash flows.

Note B - Property and Equipment

Property and equipment consists of the following at December 31, 2004:

Marine equipment and dock facilities        $2,726,145
Railroad locomotive cars and equipment         542,853
Track and related land improvements          1,321,880
Transportation equipment                     2,801,076
Other                                          817,991
                                            ----------
                                             8,209,945
 Less: Accumulated depreciation              3,622,898
                                            ----------
                                            $4,587,047
                                            ==========

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

In November 2004 New York Regional Rail has entered into a fleet equipment lease with Consolidated Logistics & Transportation, LLC. The fleet includes 27 dump trailers, 6 walking floor trailers, 5 tri-axel dump trucks, and 9 tractors. The term of the lease will be 48 months at a cost of $25,000 per month, a purchase option of $1 at the end of the lease and includes an option by the Company to terminate the lease with 90 days notice.

Depreciation expense totaled $ 497,273 and $546,921 for the years ended December 31, 2004 and 2003, respectively.

The Company has entered into capital leases for transportation equipment. The leases are for 48 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. Capital leases are included in long term debt. The following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases:

Year ended December 31,
                  2005                                          $   318,496
                  2006                                              300,000
                  2007                                              300,000
                  2008                                              249,896
                                                                ------------
                  Total minimum lease payments                    1,168,391
                                                                ------------
                  Less: Imputed interest                           (127,052)
                  Present value of net minimum lease payments   $ 1,041,339
                                                                ============

         The capitalized lease payments for the years ended December 31, 2004 and 2003 was $82,537.


Note C - Other Assets

Other assets consist of the following at December 31, 2004:

Deposits                                             $ 29,484
Permits and licenses                                   34,506
Goodwill from acquisitions, net                       381,714
                                                     ---------
                                                     $445,704
                                                     =========

Note D - Payroll Taxes Payable

Payroll taxes payable includes overdue federal, state and local taxes, plus estimated penalties and interest. The Company has been current on its federal taxes since October 2002.


Note E - Accrued Expenses

Accrued expenses consist of the following at December 31, 2004:

Accrued interest                                              $  114,863
Accrued EDC settlement                                           450,000
Accrued Legal and Accounting                                     106,430
Property taxes - City of New York                                578,700
Property taxes - New Jersey                                      423,890
Other accrued expenses                                         1,986,540
                                                              ----------
Total                                                         $3,660,423
                                                              ==========

The Company is involved in a long-standing dispute with the City of New York over property tax assessments dating back to 1984. (See Note H - COMMITMENTS and Contingencies for further details).

New Jersey property tax accruals as of December 31, 2004 cover the periods from 1996 to 2004. The Company has estimated the annual assessment to be $63,000 and has accrued $38,390 in interest. (See Note H - COMMITMENTS and Contingencies for further details).

Accrued other includes Reserves for Contingency Liabilities including potential legal settlements. (See Note -I "Legal Matters")

Note F - Short-Term Debt

a.       Convertible Notes
Convertible Notes are convertible into shares of common stock at the lower of various set conversion prices or at 90% of the average closing price of the common shares for the ten trading days preceding the date of conversion. In the event of conversion, certain of the notes grant the holder an option to purchase from one half to three quarters of an additional share of common stock, at exercise prices ranging from $0.12 to $0.18 per share, for each share acquired in the conversion. These options will expire 90 days from the effective date of a registration statement registering the shares of common stock underlying the options.

In February 2004, Convertible Notes in the amount of $210,000 plus accrued interest held by Dominic Massa were settled at a discount.

Note Payable in the amount of $15,244 none of which is long-term; monthly payments of $3,000 due through March 2005 and $4,000 final payment in April 2005.

Note payable to Conrail in the amount of $30,000 none of which is long term, payable in monthly installments of $2,500.

b.       Other Current Debt
Related parties
Unsecured non-interest bearing advances totaling $42,000 from the Company's former Director and CEO Ronald Bridges; due on demand were converted to common stock. (See Note N "Related Party Transactions" for further details),

Notes payable - investors; non-interest bearing, currently in default $269,709

Note G - Long-Term Debt

Amounts payable classified as long term in the amount of $345,268 for liabilities assumed with purchase of assets

Various Demand Notes payable due individuals at various terms, in the amount of $40,666 of which $28,666 is long-term, payable to the Seafarers Union for dues in arrears; monthly payments of $1,000 due through October 2006. Interest is payable at 5% per annum

Various leases payable in the amount of $1,041,339 of which $828,366 is long-term; collateralized by transportation equipment; interest payable at rates between 5% to 20%; monthly payments vary.

Long-term debt also includes deposits held by Company of $7,500 relating to a September 2001 Option Agreement. (See Item 12. "Certain Relationships and Related Transactions.")

Note Payable in the amount of $ 295,062 of which $247,062 is long-term, payable to the Port Authority; bi-monthly payments vary based on 5% revenue collected by Norfolk Southern Corporation. (See Note H - "Commitments and Contingencies".)

Maturities of long-term debt are as follows:

Year ending
December 31,

2005                             $  374,127
2006                                326,503
2007                                340,136
2008                                278,483
2009                                 48,000
Thereafter                          716,808
                                 ----------
                                  2,084,057
Less: current portion               374,127
                                 $1,709,930
                                 ===========
Note H - Commitments and Contingencies

Employment Agreements

On October 1, 2004 the employment agreement with the NYCH President, Wayne Eastman, was automatically renewed. This agreement provides for annual compensation of $84,000. In addition, he is eligible for incentive bonuses. The bonus is in the form of cash and stock options. The incentive bonus is based upon performance related to sales increases of NYCH. This agreement is for a period of one year.

On April 1, 2004 Ron Bridges of the Blue Ribbon Group, a North Carolina Corporation (hereinafter referred to as BRG), signed an employment agreement to be the Chief Executive Officer. This agreement is for a period of one year and provided for compensation in the amount of one million (1,000,000) warrants of NYRR. Each warrant shall be exercisable at $0.0001 into one share of NYRR common stock for a period ending March 31, 2005. The warrant was exercised November 2004 and 1,000,000 shares of common stock were issued. Mr. Bridges subsequently resigned his position as CEO and as a director of NYRR on February 9, 2005 .

On April 1, 2004 Todd Sage and the company signed an employment agreement to be the President and General Manager of JS Transportation. This agreement provides for annual compensation of $78,000. In addition, he is eligible for incentive bonuses. The bonus is in the form of cash. The incentive bonus is based upon performance related to profitability of JST. This agreement is for a period of one year and was renewed by its terms April 1, 2005.

On February 3, 2004, Donald B Hutton and the Company signed an employment agreement to be Executive Vice President. This agreement provides for annual compensation of $115,000. In addition, he is eligible for incentive bonuses at the sole discretion of the Board of Directors. This agreement is for a period of three years. On February 9, 2005, Mr. Hutton became CEO of the Company.

In January 2004, the Company entered into an employment agreement with Joel Marcus, the Company's chief financial officer. The agreement provides for compensation of $1,500 per month. In addition Mr. Marcus received an option to purchase 250,000 shares of common stock at $.0001, which option was exercised November 2004. In February 2004, Mr. Marcus exercised the remaining 38,597 options granted in accordance with the terms of his employment agreement. The exercise prices ranged from $.0495 per share to $0.074 per share. Mr. Marcus exercised these warrants using $2,384 of accrued consulting fees.

Union Agreement

On August 1, 2001 the Company entered into a long-term union contract with the Seafarers International Union of North America. The contract expires July 31, 2005, but is automatically renewed for one-year periods unless either party submits 60-day written notification. Under the contract the Company is required to pay health benefits for all its union employees at the rate of approximately $540 per person per month. At December 31, 2004 the Company had four union employees.

(See Note - O "Subsequent Events" for additional Employment Contracts entered into in 2005.)

Lease Commitment

The lease portion of the 2003 Agreement signed with Conrail (see Note B) provides a 20-year land lease, with a 10 year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. In September 2003, the Company increased the size of the railroad operating property by exercising an option. As a result the Company now rents approximately 27 acres and its rent increased 25%, from $50,000 to $62,500 for the year ending December 31, 2005. The agreement contains rent concessions early in the lease term then bases at $168,750 annually in 2008.

Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in $175,858 deferred rent liability as of December 31, 2004.

Estimated future rents payments under this lease as of December 31, 2004 are as follows:

 Year ending
December 31,

 2005              $100,000
 2006               112,500
 2007               125,000
 2008               168,750
 2009               168,750
 Thereafter       2,193,750
                 ----------
                 $2,868,750
                 ==========

NYCH leases its Bush Terminal property in Brooklyn, New York from the Economic Development Corporation of New York City on a month-to-month basis at $2,200 per month.

Aggregate rent expense for the year ended December 31, 2004 and 2003 was $216,599 and $145,950, respectively.

Other Commitments

The City of New York has claimed that the Company owes in excess of $6,000,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company does not own or lease, or to property, which is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Preliminary negotiations are underway between the Company's representatives, the New York City Real Estate Tax Assessor, and the Corporation Counsel's office. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $578,700, representing the tax due on the Bush Terminal property, the only parcel currently used in the rail operations. Management expects, but there can be no assurance, that the outstanding liabilities will be settled for a lesser amount.

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the assessment is incorrect and the proper tax should be approximately $17,000 annually. Pending a settlement the Company has recorded a liability on its books of approximately $423,890 for these real estate taxes. The Company is working to resolve this dispute. However, there can be no assurance that the Company will be able to do so.

Port Authority

In April 2002 and in October 2003, the Company entered into agreements with the Port Authority of New York and New Jersey ("PANYNJ"). Under the agreement the Port Authority will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation. All payments will be applied to the amounts owed to PANYNJ by virtue of judgments which totaled $442,129. As of December 31, 2004, the balance remaining is estimated to be $604,040 including accrued interest of $308,978. The current term of the repayment agreement is twelve months. The parties intend to continue negotiations on a final settlement. However, there can be no assurance that the Company will be able to reach a final settlement.

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

Note I - Legal Matters

A) The City of New York commenced an action in November 1998 against New York Cross Harbor Railroad Terminal Corp., Robert R. Crawford and New York Regional Rail Corporation in the United States District Court Southern District of New York The City has alleged that Robert Crawford, the Company's former President, and the Company are required to indemnify the City for its cost of removal and cleanup of certain hazardous substances and petroleum at the Company's Bush Terminal facility.

On December 2004 the case was settled under the following terms 1) the Company will share the City's remediation expenses to the extent of $450,000; (2) the Company shall retain a claim against Mr. Crawford for the amount, if any, that the Company's $450,000 payment exceeds its proper share of the City's damages, to be decided by the Court; (3) Mr. Crawford shall retain a counterclaim against the Company for indemnification of any damages he is liable to the City, based on an alleged indemnification agreement the Company and Arline Crawford signed on July 16, 1999. The City of New York and the Company filed a Second Amended Complaint against Crawford in March 2005. The Company re-asserted its cross-claim against Crawford on April 22, 2005.

B) In July 2003 Robert R. Crawford and others commenced an action against New York Regional Rail Corporation in the Supreme Court of the State of New York, County of Kings. The plaintiff alleges that they are due approximately $314,000 and 10,000,000 shares of common stock. The Company has asserted counterclaims and independent claims against each of Robert R. Crawford, Arline Crawford, Bruce Crawford and Citrus Springs Trust, which is beneficially owned by the Crawford family and others, for, among other things, alleged theft of corporate assets. The case is ongoing and the Company does not anticipate that there will be any adverse material effects on its financial statement as a result of this matter. However, there is no assurance that this will be the case.

C) On November 2, 2001, the New York City Environmental Development Corporation ("NYCEDC") filed an adverse abandonment petition with the Surface Transportation Board (the "STB") against the Company's rail subsidiary NYCH. NYCEDC acting on behalf of the City of New York sought to remove NYCH, from the Bush Terminal Yard in Brooklyn, New York.

The STB, in response to the favorable decision for the Company by the United States Court of Appeals for the District of Columbia Circuit, issued a decision asking the NYCEDC to show cause, why the STB should not deny its application for adverse abandonment and dismiss this proceeding. On December 8, 2004, the NYCEDC filed a reply to the STB stating that it did not intend to introduce any evidence in this proceeding to address the issues raised by the court. In light of this filing, the Company believes that NYCEDC's application for adverse abandonment will be denied and the proceeding dismissed.

D) In November 1999 Fraser, McIntyre and Spartz commenced an action against NYCH in the Supreme Court of the State of New York, County of Kings. The action was filed by three persons alleging ownership in NYCH. One of the individuals, Stephen H. Fraser is a shareholder of NYCH. The other two individuals sold their interest to Robert R. Crawford in 1993. These two individuals claim that Mr. Crawford did not pay them. They allege that NYCH has guaranteed the performance of Mr. Crawford. The plaintiffs are seeking the restoration of their equitable interest in NYCH and unspecified monetary damages to be determined by the court. The plaintiffs seek "restoration of their equitable interest", a term which was used but not defined within the complaint. The Company is vigorously defending this action. The Company has satisfied its retained portion of the costs of this litigation, any additional litigation costs will be borne by the Company's insurance carrier.

E). Ben-Ami Friedman commenced an action in 1993 against NYCH and CH Partners, in the Supreme Court of the State of New York, New York County. The claim was settled in December 2004 by the Company paying $35,000 in cash and $208,334 shares of common stock in NYRR valued at $.12 per share.

F) In 2002, the Jersey City Health Division commenced an action against New York Cross Harbor Terminal Corp., in the Superior Court of New Jersey and in a related action New York Cross Harbor Railroad Terminal Corp. commenced an action against the Jersey City Health Division in the Federal District Court of New Jersey. The case related to contaminated soil at the Greenville Yard.

In June 2004 the Company settled all controversies with the Jersey City Health Division. The Company has agreed that it will complete confirmatory testing of the fill in a minor portion of its Greenville Yard under the supervision of the New Jersey Department of Environmental Protection. The parties have also agreed to work more closely in the future to avoid further controversies. As part of the Company's initiative to be a good corporate neighbor, it has agreed to sponsor Earth day events in the community which will focus on ecology and environmental improvements in Jersey City.

G) In 1995 Ameril Corp. commenced an action against New York Regional Rail Corporation, in the 11th Judicial Circuit, Dale County, Florida. Ameril Corp. alleged that it was owed $338,983 in connection with the alleged issuance of promissory notes by the Company to Ameril Corp. On March 24, 2005 the Company's motion for summary judgment was granted.

H) The Company is also a party to routine claims and suits brought against it from time-to-time in the ordinary course of business. Management does not believe that any such claims exist that would have a material adverse effect on the Company's business, financial condition, or results of operations.

Note J - Capital Transactions

PREFERRED STOCK
In December 1999, the Board of Directors designated 500,000 shares of the Company's blank check preferred stock as Series C Preferred Stock. The shares of Series C Preferred Stock provide for an annual dividend of $0.10 per share. Dividends which are not paid are cumulative at a rate 10% per annum. Upon liquidation or dissolution, each share of Series C Preferred Stock is entitled to a distribution of $1.20 plus unpaid dividends prior to any distribution to the Company's common stockholders. Each share of Series C Preferred Stock is entitled to 300 votes on any matter submitted to a vote of the stockholders. Each share of Series C Preferred Stock and the accrued dividends thereon are convertible into shares of common stock in an amount equal to the greater of (i) for each $1.00 of the face amount of each share of Series C Preferred Stock and the accrued dividends thereon, 12.82 shares of common stock or (ii) the quotient of the face amount of a share of Series C Preferred Stock or each $1.00 of accrued dividends thereon and 90% of the five day average closing price of the Company's common stock. For each share of common stock received upon conversion of shares of Series C Preferred Stock, the holder is entitled to a warrant to purchase 1.042 shares of the Company's common stock at an exercise price $0.12 per share. If the Company does not have a registration statement in effect covering the sale of the common stock underlying the Series C Preferred stock, then for each five day period that the shares of common stock are not registered, the Company will issue a number of additional shares equal to the product of .0125 and the number of shares of common stock not covered by an effective registration statement.

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

In January 2004, accrued dividends on 440,000 shares of Series C Preferred Stock in the amount of $118,131 were converted into 2,050,887 shares of common stock. Upon conversion the holder received a warrant to purchase an additional 2,828,968 shares at an exercise price of $0.12 per share. The warrant was exercised and 2,828,968 shares of common stock were issued to Mr. Marsala in November 2004.

In February 2004, the Board of Directors designated 2,500 shares of preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have no annual dividend. Upon liquidation or dissolution, each share of Series D Preferred Stock is entitled to a distribution of 110% of the face amount. Each share of Series D Preferred Stock is entitled to 120,000 votes on any matter submitted to a vote of the stockholders provided that at least 1,700 shares of Series D Preferred Stock have been issued and there are no shares of Series C Preferred Stock outstanding. The shares can convert into the shares of common stock under various terms. As of December 31, 2004, 2,100 shares of Series D Preferred Stock have been issued.

Common Stock

In January 2004, the Company entered into an employment agreement with Joel Marcus, the Company's chief financial officer. The agreement provides for compensation of $1,500 per month and Mr. Marcus was issued an option to purchase 250,000 shares of common stock at an exercise price of $.0001 per share. On the date of the grant the closing price for the Company's common stock was $0.0625, accordingly the Company recorded a $15,625 charge to compensation expense in connection with the issuance of the option.

In February 2004, Mr. Marcus exercised the remaining 38,597 options granted in accordance with the terms of his 2002 employment agreement. The exercise prices ranged from $.0495 per share to $0.074 per share. Mr. Marcus exercised these warrants using $2,384 of accrued consulting fees.

In January 2004, accrued dividends on 440,000 shares of Series C Preferred Stock in the amount of $118,131 were converted into 2,050,887 shares of common stock. Upon conversion the holder of the shares of Series C Preferred Stock received a warrant to purchase an additional 2,828,968 shares of common stock at an exercise price of $0.12 per share. The warrant was exercised and 2,828,968 shares of common stock were issued to Mr. Marsala.

In December 2003, promissory notes and accrued interest in the amount of $464,640 were converted into warrants to purchase 4,646,400 shares of common stock at an exercise price of $.0001 per share. On such date the closing price for the Company's common stock was $0.08. The warrants were exercised and 4,646,400 shares of common stock were issued in November 2004.

In February 2004, promissory notes and accrued interest in the amount of $225,060 held by John Marsala were converted into 2,250,600 shares of common stock. On such date the closing price for the Company's common stock was $0.08. The Company recognized a gain on the settlement of this debt of $84,398. The warrants were exercised in February 2004.

In February 2004, notes payable to Ronald Bridges a related party totaling $42,000 in principal plus accrued interest were converted into warrants to purchase 420,000 shares of common stock at an exercise price of $.0001 per share. On the date of the conversion the closing price for the Company's common stock was $0.08. The warrants were exercised in November 2004.

In February 2004, the Company purchased the remaining 49% of the stock of JS Transportation, Inc. in exchange for 1,420,408 shares of common stock and warrants to purchase 2,579,592 shares of common stock at an exercise price of $.001 per share and the return to treasury of 860,000 shares of the Company's common stock. On the date of the acquisition the closing price for the Company's common stock was $0.08. The Company recognized a gain on the settlement of this debt of $15,750. The warrants were exercised in November 2004.

In March 2004, the Company entered into an investor relations consulting contract with Wildstein Advisory Services, Inc ("WASI"). The contract expired December 31, 2004. Under the terms of the contract WASI received warrants to purchase 1,000,000 shares of common stock at an exercise price of $.0001 per share. On the date of the execution of the agreement, the closing price for the Company's common stock was $0.10. Accordingly, the Company recorded a charge to consulting expense of $100,000. The warrant was exercised in November 2004.

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

On June 30, 2003, Joel Marcus, the Company's Chief Financial Officer, exercised warrants to purchase 19,869 shares of common stock, which were granted in accordance with the terms of his employment agreement. The warrant exercise prices ranged from $0.052 per share to $0.077 per share. The warrants were exercised through the use of $1,500 of accrued consulting fees.

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

For holders of 10% or more of the combined voting power of all classes of the Company's capital stock, incentive stock options may not be granted at an exercise price of less than 110% of the fair value of the common stock at the date of grant and the term of the option may not exceed five years from the date of grant.

During 2004, the Company granted options to purchase 250,000 shares of common stock to the Chief Financial Officer of the Company at $.0001

During 2003, the Company also granted options to purchase 41,955 shares of common stock to the President of the Company. The options are exercisable at $0.055 per share, which was 100% of the fair market value of the common stock on the date of grant. Accordingly, under APB 25, no compensation expense was recognized. These options vest immediately from the date of grant.

Stock option activity for the years ended December 31, 2003 and 2004 is summarized as follows:
                                             Number of  Weighted average
                                              shares     exercise price
                                            ----------------------------
Outstanding at December 31, 2002            17,029,202    $   0.16
              Granted                        2,990,923    $   0.12
              Exercised                     (4,547,519)   $   0.05
              Canceled                        (616,776)   $   0.16

  Outstanding at December 31, 2003          14,855,830    $   0.15
              Granted                        2,579,592 *  $ 0.0625
              Exercised                     (2,660,144)   $ 0.0625
              Canceled                               -           -
                                            ----------------------------
Outstanding at December 31, 2004            14,775,278    $  0.15

* 6,577,859 shares issued to John Marsala in connection with conversion of Preferred C on February 4, 2005.

The following table summarizes the Company's stock options outstanding at December 31, 2004:


                                    Options outstanding                          Options exercisable
                                    -----------------------------------------------------------------
                                           Weighted         Weighted                         Weighted
                                            average          average                         average
    Range of                               remaining        exercise                         exercise
 exercise price             Number         life (1)           price             Number        price
-----------------------------------------------------------------------------------------------------

       0.12                9,183,853           1             $ 0.12           9,031,764      $  0.12
       0.18                3,895,511           1             $ 0.18           3,895,511      $  0.18
       0.20                1,198,704           1             $ 0.20           1,198,704      $  0.20
       0.25                   287,360          1             $ 0.25             287,360      $  0.25
       0.60                   209,850          1             $ 0.60             209,850      $  0.60
                          -------------------------------------------------------------
                          14,775,278                         $ 0.15          14,775,278      $  0.15


(1) The Company used the "Weighted average remaining life" of one year for purposes of this table, however the terms for the expiration of the majority of the options is 90 days after the effective date of a registration statement of the shares of common stock underlying the options.

Note K - Income Taxes

The Company has not recorded any provision for federal and state income taxes through December 31, 2004. The actual tax expense for 2004 and 2003 differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

                                                          December 31,
                                                 ----------------------------
                                                      2004            2003
                                                 -------------   ------------
Expected income tax (benefit)                    $ (709,000)     $  (293,000)
State tax (benefit, net of Federal effect        $ (101,000)     $   (42,000)
Permanent differences:
         Write-off of investment                 $   51,000      $       -0-
         Non-cash compensation                   $  103,000      $    16,000

Increase in valuation allowance                  $  656,000      $   319,000
                                                 -------------   ------------
                                                 $ -0-           $  -0-
                                                 =============   ============


The sources and tax effects of temporary differences giving rise to the Company's deferred tax assets at December 31, 2004 are as follows:

Allowance for doubtful accounts                                    $  206,000
Accrued real estate taxes                                             401,000
Accrued payroll tax liabilities                                       257,000
Net operating loss                                                    4,877,000
                                                                      5,741,000
Less:  valuation allowance                                           (5,741,000)
                                                                  --------------
Net deferred tax asset                                             $  -0-
                                                                  ==============

As a result of significant pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset for all periods presented. The Company has net operating losses of approximately $12,193,000 available to offset future taxable income. The losses expire at various dates ranging through 2024..

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

                                               Railroad         Trucking
                                               Operations       Operations       Total
                                            --------------------------------------------
As of December 31, 2004
  Current Assets                            $    944,273        $  359,409  $ 1,303,682

  Property and Equipment                       3,108,536         1,478,511    4,587,047

  Total Assets                                 4,498,513         1,837,920    6,336,433

  Current Liabilities                          5,819,383           671,356    6,490,739

  Long Term Liabilities                          539,181         1,346,607    1,885,788

  Equity                                      (1,957,035)          (83,059)  (2,040,094)



                                               Railroad         Trucking
                                               Operations       Operations       Total
                                            --------------------------------------------
Year ended December 31, 2004
  Operating revenues                        $  1,441,269      $  6,919,474  $ 8,360,743

  Gross profit                                   851,969           823,621    1,675,590

  Segment (loss)                              (1,770,979)         (253,635)  (2,024,614)

  Interest expense                                50,888            23,557       74,445

  Depreciation and                               258,939           249,661      508,600
   amortization

                                               Railroad         Trucking
                                               Operations       Operations       Total
                                            --------------------------------------------
Year ended December 31, 2003
  Operating revenues                        $  1,368,832      $  4,254,793  $ 5,623,625

  Gross profit                                   885,872           427,183    1,313,055

  Segment (loss)                                (651,385)         (207,218)    (858,603)

  Interest expense                                97,579            84,970      182,549

  Depreciation and                               243,493           315,055      558,548
   amortization

Note M - Major Customer

As of December 31, 2004, sales to the following customers accounted for more than 10% of the Company's revenues from operations.

                                                      Year ended December 31,
                                                     -------------------------
                                                     2004             2003
                   Transload Services                 10%              10%
                   Unified Services/CLT               21%              46%
                Norfolk Southern                      12%               -
                Site Contractors                      23%               -

Note N - Related Party Transactions

In February 2004 in connection with the transaction with Transit Rail, LLC, the Company, Transit Rail, LLC and John Marsala entered into an agreement (the "Tri-Party Agreement"), pursuant to which Mr. Marsala (i) granted Transit Rail an irrevocable proxy with respect to 440,000 shares of Series C Preferred Stock for a period of up to 12 months and (ii) agreed to convert 440,000 shares of Series C Preferred Stock into shares of common stock upon Transit Rail purchasing 1,700 shares of Series D Preferred Stock. Under the terms of the

Series C Preferred Stock, each share of Series C Preferred Stock is entitled to 300 votes per share. Based upon the shares of common stock issued and outstanding, the proxy represented the right to vote approximately 39.8 % of the Company's voting securities. Upon the purchase of 1,700 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock shall be entitled to 120,000 votes, which would represent 50.5% of the Company's voting securities based upon the number of shares of common stock presently outstanding. As of December 31, 2004, 2,100 shares and as of March 31, 2005, 2,500 shares, of Series D Preferred Stock have been purchased and issued, respectively.

As part of such transactions, the Company and Mr. Marsala entered into an agreement pursuant to which Mr. Marsala agreed to waive his rights to certain additional shares of Series C Preferred Stock under the terms and conditions of the Series C Preferred Stock provided that the Company has a sufficient number of authorized shares of common stock with respect to all outstanding options, warrants and conversion rights no later than June 3, 2004 which was subsequently extended to September 2004. Pursuant to the Tri-Party Agreement, in the event that the Company does not have a sufficient number of authorized shares of common stock with respect to all outstanding options, warrants and conversion rights by such date, then Mr. Marsala has agreed to assign to Transit Rail 50% of the shares which Mr. Marsala is entitled to receive pursuant to the agreement between Mr. Marsala and the Company.

Reger Enterprises LLC and Transit Rail are controlled by Gordon Reger. Pursuant to an Option Agreement, Reger Enterprises, LLC holds an option to develop a two and one-half acre site at the Company's Bush Terminal Facility which it may exercise if the Company's lease dispute with the City of New York is settled and the City of New York approves the contemplated use of the site. The use and transportation fees payable to the Company, if the option is exercised, will be established at fair market value and subject to approval of the majority of the Company's disinterested directors.

In September 2002 the Company granted an option to National Transportation Services, LLC ("NTS"), an unaffiliated third party to lease five acres at the Company's Greenville Yard in New Jersey. Pursuant to the option, the Company was to be guaranteed a minimum of eight rail cars a day at a cost of $500 per rail car. NTS was obligated to install the track and equipment on the property and was receive to receive a credit of $50 per rail car until NTS recouped its costs. The option was for a term of 24 months and provided for payments of $3,000 per month. Upon NTS' failure to make the payments pursuant to the option, the option was cancelled. Mr. Bridges became a principal of NTS in March 2003 and the Company granted an option to NTS to lease five acres at the Company's Greenville Yard in New Jersey. NTS intended to use the facility for the intermodal transfer of municipal solid waste with the Company's rail operations. The term of the option is 36 months and the option payments are $2,500 per month. The term of the lease will be 20 years and NTS will guarantee the Company a minimum of eight rail cars a day at a cost of $350 to $450 per rail car. NTS is obligated to install the track and equipment on the property and will receive a credit of $80 per rail car until NTS has recouped its costs. The foregoing is referred to as the "Option."

In November 2004, NTS entered into an agreement to assign the Option to Greenville Station LLC, a New Jersey limited liability company. Greenville Station LLC is an affiliate of Transit Rail and NTS. If the Option is exercised, the lease will allow Greenville Station LLC to construct and operate a transfer station at the Greenville Yard pursuant to the terms described above. Development of the transfer station is uncertain and there is no assurance that the proposed transfer station at the Greenville Yard will be developed pursuant to the terms of the Option or at all.

In February 2004, promissory notes and accrued interest in the amount of $689,700 were converted into 6,890,700 shares of common stock, of which John Marsala held $225,600 and converted into 2,250,600 shares of common stock. In February 2004, the Company purchased the remaining 49% of the capital stock of JS Transportation, Inc. in exchange for 4,000,0000 shares of common stock, of which for 9% of JST was held by John Marsala. He received 734,694 shares of common stock.

From December 2001 through October 2002, Ronald Bridges (a director and the Company's former President, Director, and Chief Executive Officer at various times) made short-term loans to the Company. Of such loans and other obligations to Mr. Bridges, $42,000 was outstanding as of December 31, 2003 and converted into 420,000 shares of common stock in February 2004. In November 2001, the Company purchased a tractor for $44,000. Mr. Bridges then loaned the Company $48,000, which was utilized for the purchase of the tractor and such amount was payable in eight equal monthly installments. After the Company made payments in the amount of $15,000, the Company failed to meet its current obligations to Mr. Bridges and transferred the tractor to Mr. Bridges in exchange for the cancellation of the outstanding loan balance. The Company then leased the tractor from Mr. Bridges at the rate of $2,200 per month. For the year ended December 31, 2003, the Company paid $6,600 in connection with the lease and in December 31, 2003, the Company paid an additional $28,000 to Blue Ribbon Group, an affiliate of Mr. Bridges for the leasing of equipment. In November 2001, the Company purchased two trailers for a purchase price $40,000. Mr. Bridges loaned the Company $40,000 for the purchase which was repaid over a period of 14 months ending in August 2002. In October 2003 Mr. Bridges purchased 625,000 shares of common stock for an aggregate purchase price of $25,000.

Since October 2003, Consolidated Logistics and Transportation, Inc., an affiliate of Ronald Bridges, provides brokerage services to the Company and leases equipment to the Company. During the year ended December 31, 2004, the Company paid Consolidated Logistics and Transportation, Inc. $110,500 in connection with the brokerage services and leasing of equipment. For the year ended December 31, 2004, Consolidated Logistics and Transportation, Inc. paid the Company $1,297,998 for trucking services and the Company had an account receivable from Consolidated Logistics and Transportation, Inc. for $8,061 with respect to trucking revenues.

In November 2004 the Company entered into a fleet equipment lease with Consolidated Logistics & Transportation, LLC. The fleet includes 27 dump trailers, 6 walking floor trailers, 5 tri-axel dump trucks, and 9 tractors. The term of the lease will be 48 months at a cost of $25,000 per month, a purchase option of $1 at the end of the lease and includes an option by the Company to terminate the lease with 90 days notice.

During the year ended December 31, 2004, JST continued to occupy and lease a facility at 833 Rancocas Road, Mt. Holly, NJ on a month-to-month basis. The facility is owned by 833 Rancocas Road LLC. Ron Bridges, the Company's former Chief Executive Officer, and Darryl Caplan, a former director of the Company, are officers and/or directors of 833 Rancocas Road LLC. The current lease rent is $4,600 each month.

On May 1, 2001, the Company entered into an agreement with Construction and Marine Equipment ("CME"), which became an affiliate of Ronald Bridges in the first half of 2003, to provide loading and unloading of intermodal containers of railcars at the Greenville Yard in Jersey City, New Jersey. The term of the agreement is through April 30, 2006. Pursuant to the agreement, the Company has guaranteed CME a minimum of 540 rail cars per annum at a cost of $325-375 per car. CME directly bills customers for its services

Note O -    Subsequent Events

Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 500 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 2,000 additional shares of Series D Preferred Stock. In connection with the transaction Transit Rail LLC received a proxy from the holder of the shares of Series C Preferred Stock granting it the right to vote approximately 39.8% of the Company's voting securities. Upon the purchase of 1,700 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock shall be entitled to 120,000 votes, which would represent 50.5% of the Company's voting securities based upon the number of shares of common stock presently outstanding. As of December 31, 2004, 2,100 shares, and as of March 31, 2005, 2,500 shares of Series D Preferred Stock have been purchased and issued, respectively. (See the Company's 8-K filed February 8, 2005 for further details.)

See Form 8-K "Items 1,5 and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PROFORMA FINANCIAL INFORMATION AND EXHIBITS" , filed February 8, 2005.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the year covered by this annual report. During our preparation of our Annual Report for the year ended December 31, 2004, our management and our independent registered public accounting firm identified several material weaknesses in our internal controls over financial reporting. Although these material weaknesses did not result in a misstatement of our financial results, they relate closely to assuring the fulfillment of critical components of the financial reporting functions of our business.

Limitations on the Effectiveness of Controls. Our CEO does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of this date, the material weaknesses identified include the fact that our Company does not have a full-time Chief Financial Officer, and that the decentralization of financial accounting functions precludes effective and cost efficient oversight of routine financial accounting functions. For the period ended December 31, 2004, the Audit Committee of the Company consisted of Joel Marcus, CPA, a director and Chief Financial Officer. We may therefore need to incur significant additional expenses to achieve compliance and we may incur other costs in connection with regulatory enforcement actions, any of which could negatively impact our business.

Item 9B. Other Information
None

PART III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons,
Compliance With Section 16(a) of the Exchange Act

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers of the Company serve at the discretion of the Board of Directors of the Company.

Set forth below is certain information concerning the management of the Company:

At December 31, 2004, Directors and Officers were:

Name                                Age              Position
Gordon Kuhn                         52               Chairman of the Board
Ronald Bridges                      55               Chief Executive Officer
Doug Szalasny                       47               Director
Joel Marcus                         61               Director and Chief
                                                     Financial Officer
Wayne Eastman                       53               President
Don Hutton                          46               Executive Director
Todd Sage                           47               President - JST

After the Change of Control of Company, and at May 19, 2005

James W. Cornell                    48               Chairman of the Board
Donald Hutton                       46               Chief Executive Officer and
                                                     a Director
Lawrence F. Pignataro               46               Director
Joel Marcus                         61               Chief Financial Officer and
                                                     a Director
Wayne A. Eastman                    53               President - NYCH
Todd Sage                           47               President - JST

Biographical Information of Directors and Officers
Gordon Kuhn was a director of the Company since September 2000 and has served as the Chairman of the Board of Directors since January 2003 to December 2004. Since October 1997 Mr. Kuhn has been an independent consultant to corporations in the railroad industry. From November 1992 until his retirement in October 1997 Mr. Kuhn was Conrail's Senior Vice President in charge of its Core Business Group, with annual sales of over $1,800,000,000. As Senior Vice President Mr. Kuhn, was a key figure in Conrail's monumental restructuring, whereby management turned a $1 million per day loss into a $2 million per day profit. While employed by Conrail his responsibilities included all aspects of Sales, Marketing, Customer Service, Billing & Collecting, Car Management, as well as, Industrial Development. Mr. Kuhn resigned from his positions with the Company in December 2004.

Ronald W. Bridges was been a director of the Company since September 2000. Mr. Bridges served as the Company's President from September 2000 until his retirement in October 2002 and from February 2004 to February 2005. Mr. Bridges was also the chief executive officer of the Company from October 2001, until his retirement in October 2002. Between May 1999 and September 2000, Mr. Bridges was an independent consultant to numerous transportation companies. From April 1994 until his retirement in May 1999, Mr. Bridges served as Conrail's Assistant Vice President, Forest and Manufactured Goods Business Group. Mr. Bridges resigned his positions with the Company in February 2005.

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

Donald B. Hutton became an Executive Vice President - Government Relations and a director in February 2004, and was elected as Chief Executive Officer in February 2005. Prior to joining the Company, Mr. Hutton served as a member of the Executive Staff for New York State Thruway Authority, from 1996 where he held the titles of Director of the Department of Operations; and Director of the Department of Planning Services. Mr. Hutton was also the Executive Deputy Inspector General for the New York State Office of Inspector General, from 1995 to 1996. He has had an extensive career in public service and criminal justice, having worked for the Delaware and Hudson Railroad Police Department, as a Federal Police Officer for the US Department of Veterans Affairs, US Customs and others. Mr. Hutton is also a US Coast Guard Veteran. He is a published author of several books on the subjects of military, law enforcement and Homeland Security careers.

James W. Cornell was elected as a director of the Company in February 2005, and then Chairman of the Company's Board of Directors on March 25, 2005. He is President of Praxiis Business Advisors and since 1980 has advised companies to turnaround of troubled operations, mergers and acquisitions, government contracts and security. He holds a Master of Business Administration from SUNY Empire State College and has been awarded numerous professional credentials, notably including the Certified Turnaround Professional, Certified in Mergers & Acquisitions, Certified Protection Professional designations. He is a member of the board of the Alliance of Merger & Acquisition Advisors, and a Governor of the Federation Board of Governors of SUNY Empire State College.

Lawrence F Pignataro, Jr, was director of the Company in March 2005. He has been the President of Pignataro Financial Group since 1987. He has had over 20 years experience as a Financial and Tax Advisor. He has a Bachelor of Science, from SUNY Empire State College and a Master of Science in Management from the American College. He is a Certified Financial Planner and Certified in Merger & Acquisitions.

Wayne A. Eastman became President of NYCH October 2002. From October 2001 to October 2002, Mr. Eastman was Chief Operating Officer of NYCH, the Company's rail subsidiary. From September 2000 until October 2001, Mr. Eastman served as NYCH's Vice President of Operations. From 1998 to 2000, Mr. Eastman was the District Superintendent of Conrail's Oak Island Terminal and Yard Operations in Newark, New Jersey. From 1987 to 1988 Mr. Eastman was superintendent of two regional railroads in the Midwest. Between 1969 and 1987 Mr. Eastman held various positions with the Illinois Central Railroad.

Todd Sage has been the President and General Manager of JS Transportation, the Company's trucking subsidiary, since April 2004. Mr. Sage has more than 20 years in the trucking industry.

The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Company. Members of the Board of Directors are kept informed of the Company's business by various reports and/or documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board meetings.

The Board of Directors formally adopted a Code of Ethics in February 2004. The Code of Ethics is attached to the Company's Form 10-KSB for Year Ended December 31, 2002.

The Company did not compensate its directors, in their capacity as directors during the years ended December 31, 2004 and 2003.

The Board does not currently have a standing nominating committee or any committee or committees performing similar functions, but acts, as a whole, in performing the functions of such committee.

The Board did not have a standing executive committee during the year ended December 31, 2004. An executive committee was established in April 2005.

The Board's compensation committee during the year ended December 31, 2004, consisted of Mr. Marcus and Mr. Bridges. The Board's audit committee during the year ended December 31, 2004, consisted of Mr. Marcus.

A member of a Committee may be removed at any time by action of the Board of Directors. The Company has no audit committee financial expert, as defined under
Section 228.401, serving on its audit committee because it is not required to have an audit committee consisting of independent directors.

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years indicated.


                                                              Restricted
Name and                               Annual     Other         Stock       Options
Principal         Fiscal    Salary     Bonus    Compensation    Awards      Granted
Position          Year       (1)        (2)          (3)         (4)          (5)
----------        ------   ------      -----        ------     -------      -------
Ronald Bridges    2004         -          -           -       1,000,000
CEO               2003         -          -           -       1,000,000
Wayne Eastman,    2004    $  84,000
President         2003    $  84,000   $ 10,489    $ 15,300        --         $ 260
                  2002    $  21,000      --          --           --          --
Donald Hutton     2004    $ 115,000      --          --           --          --
Exec. Vice Pres

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

STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2004

                   Number of
                   securities       % of Total
                   underlying       Options Granted    Exercise
                   Options to        Employees in      Price Per    Expiration
Name                Granted         Fiscal Year        Share         Date
--------------------------------------------------------------------------------
Joel Marcus (A)    250,000           33  %             $.0625        5/05

(A) In January 2004, the Company entered into an employment agreement with Joel Marcus, the Company's chief financial officer. The agreement provides for compensation of $1,500 per month and Mr. Marcus was issued an option to purchase 250,000 shares of common stock at an exercise price of $.0001 per share. On the date of the grant the closing price for the Company's common stock was $0.625, accordingly the Company recorded a $15,625 charge to compensation expense in connection with the issuance of the option. Mr. Marcus exercised this option in November 2004.

STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 2003

                           Number of
                          securities     % of Total
                          underlying    Options Granted    Exercise
                           Options       Employees in     Price Per   Expiration
Name                       Granted       Fiscal Year        Share        Date
--------------------------------------------------------------------------------
Joel Marcus   (A)          10,000            6  %            $.077        7/03
Joel Marcus   (A)          10,000            6  %            $.068        8/03
Joel Marcus   (A)          10,000            6  %            $.056        9/03
Joel Marcus   (A)          10,000            6  %            $.057       10/03
Joel Marcus   (A)          10,000            6  %            $.077       11/03
Joel Marcus   (A)          10,000            6  %            $.066       12/03
Joel Marcus   (A)          10,000            6  %            $.055        1/04
Joel Marcus   (A)          10,000            6  %            $.055        2/04
Joel Marcus   (A)          10,000            6  %            $.049        3/04
Joel Marcus   (A)          10,000            6  %            $.060        4/04
Joel Marcus   (A)          10,000            6  %            $.060        5/04
Joel Marcus   (A)          10,000            6  %            $.071        6/04
Wayne Eastman (A)          10,000            26 %             .066        5/03

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

EMPLOYMENT CONTRACTS

On October 1, 2004 the employment agreement with the Company's President, Wayne Eastman, was automatically renewed. This agreement provides for annual compensation of $ 84,000. In addition, he is eligible for incentive bonuses. The bonus is in the form of cash and stock options. The incentive bonus is based upon performance related to sales increases of NYCH. This agreement is for a period of one year and is renewable for one year upon mutual agreement.

On February 4, 2004, the Company entered into an employment agreement with Donald Hutton. The agreement provides for annual compensation of $115,000 plus other benefits. In addition, he is eligible for incentive bonuses.

In February 2004, the Company entered into an employment agreement with Ron Bridges, then a Director and the Company's Chief Executive Officer. The Company issued Mr. Bridges a warrant to purchase 1,000,000 shares of commons stock at an exercise price of $.0001 per share. Mr. Bridges exercised these warrants in November 2004 and the Company recorded a charge to compensation expense of $80,000.

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

Except as provided in the Company's employment agreements with its executive officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

Except as disclosed elsewhere in this 10-KSB, no director of the Company received any form of compensation from the Company during the year ended December 31, 2004.

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

Other Information Regarding the Plans.

The Plans are administered by the Company's Compensation Committee ("the Committee"), each member of which is a director of the Company. As of May 19, 2004, the Compensation Committee was made up of Joel Marcus. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

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

Summary:

The following sets forth certain information, as of December 31, 2004, concerning the stock options and stock bonuses granted by the Company and the remaining Options/Shares that can be issued under the respective plans. Each option represents the right to purchase one share of the Company's common stock.


                              Total         Shares
                              Shares        Reserved for   Shares        Remaining
                              Reserved      Outstanding    Issued as     Options/Shares
Name of Plan                  Under Plans   Options        Stock Bonus   Under Plans
-----------------------------------------------------------------------------------------
Incentive Stock Option
 Plan                        2,000,000        --              N/A           1,698,228
Non-Qualified Stock
 Option Plan                 2,000,000        --              N/A           2,000,000
Stock Bonus Plan             1,000,000        --              --              833,335


The following sets forth certain information, as of December 31, 2004, concerning the Company's equity compensation plans.

                      Equity Compensation Plan Information

                                  Plan Category


                  Number of securities      Weighted average           Number of securities
                  to be issued upon         exercise price of          remaining available for
                  exercise of               outstanding options,       future issuance
                  outstanding options,      warrants and rights        warrants and rights
                  ---------------------------------------------------------------------------------
Equity compensation plans
approved by                         -                          -                        1,698,228
security holders

Equity compensation
plans not approved                  -                          -                        2,833,335
by security holders

Total                               -                                                   4,531,563


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of more than five percent of any class of the Company's voting securities as of May 12, 2005 (except where otherwise noted) with respect to (a) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Company, (c) the Company's executive officers and (d) all officers and directors of the Company as a group. Except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share. The Company disputes the ownership of more than 5% of the common stock by any other person. (See -Paragraph B. Item 3. Legal Proceedings)

Share Ownership Assuming Exercise or Conversion of all Notes, Preferred Shares, Options.

                                    Shares of
Name                                Common Stock            Percent of Class

*
Wayne Eastman                         155,955                       *
Joel Marcus                           700,000                       *
James Cornell                              -0-                      *
Larry Pignataro                            -0-                      *
Ronald Bridges                      1,775,000                       *
Donald Hutton                              -0-                      *
Transit Rail, LLC (1)              33,341,349                   14.4%
John Marsala (2)                   15,437,781                    6.7%
All Officers and Directors
  as a Group (five persons)         2,626,955                       *

* Less than 1%

(1) Change of Control: Pursuant to an agreement dated February 4, 2004 Transit Rail, LLC purchased 500 shares of Series D Preferred Stock at a purchase price of $1,000 per share and agreed to purchase up to 2,000 additional shares of Series D Preferred Stock. In connection with the transaction Transit Rail LLC received a proxy from the holder of the shares of Series C Preferred Stock granting it the right to vote approximately 39.8% of the Company's voting securities. Upon the purchase of 1,700 shares of Series D Preferred Stock and the conversion of all of the outstanding shares of Series C Preferred Stock each share of Series D Preferred Stock shall be entitled to 120,000 votes, which would represent 50.5% of the Company's voting securities based upon the number of shares of common stock presently outstanding.

The 31,248,016 shares of common stock issuable upon the conversion of 2,500 shares of Series D Preferred Stock which may be purchased by Transit Rail LLC are convertible 12 months from the date of issuance of the shares of Series D Preferred Stock.See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively with filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.

(2) In December 1999, the Board of Directors designated 500,000 shares of the Company's blank check preferred stock as Series C Preferred Stock. The shares of Series C Preferred Stock provide for an annual dividend of $0.10 per share. Dividends which are not paid are cumulative at a rate 10% per annum. Upon liquidation or dissolution, each share of Series C Preferred Stock is entitled to a distribution of $1.20 plus unpaid dividends prior to any distribution to the Company's common stockholders. Each share of Series C Preferred Stock is entitled to 300 votes on any matter submitted to a vote of the stockholders. Each share of Series C Preferred Stock and the accrued dividends thereon are convertible into shares of common stock in an amount equal to the greater of (i) for each $1.00 of the face amount of each share of Series C Preferred Stock and the accrued dividends thereon, 12.82 shares of common stock or (ii) the quotient of the face amount of a share of Series C Preferred Stock or each $1.00 of accrued dividends thereon and 90% of the five day average closing price of the Company's common stock. For each share of common stock received upon conversion of shares of Series C Preferred Stock, the holder is entitled to a warrant to purchase 1.042 shares of the Company's common stock at an exercise price $0.12 per share. If the Company does not have a registration statement in effect covering the sale of the common stock underlying the Series C Preferred stock, then for each five day period that the shares of common stock are not registered, the Company will issue a number of additional shares equal to the product of .0125 and the number of shares of common stock not covered by an effective registration statement. The underlying 6,577,859 shares of common stock were issued to Mr. Marsala in February 2005.

Item 13. Certain Relationships and Related Transactions.

John Marsala, the holder of 440,000 shares of Series C Preferred Stock, has guaranteed lease obligations of the Company to Citibank and All Points Capital with outstanding amounts of $37,000 and $18,000, respectively, as of December 31, 2003. The Company remains primary obligor on said obligations. In December 2003, accrued dividends on 440,000 shares of Series C Preferred Stock held by Mr. Marsala totaling $118,131 were converted into 2,050,887 shares of common stock and a warrant to purchase an additional 2,828,968 shares of common stock at an exercise price of $0.12 per share.

In February 2004 in connection with the transaction with Transit Rail, LLC, the Company, Transit Rail, LLC and John Marsala entered into an agreement (the "Tri-Party Agreement"), pursuant to which Mr. Marsala (i) granted Transit Rail an irrevocable proxy with respect to 440,000 shares of Series C Preferred Stock for a period of up to 12 months and (ii) agreed to convert 440,000 shares of Series C Preferred Stock into shares of common stock upon Transit Rail purchasing 1,700 shares of Series D Preferred Stock. Under the terms of the Series C Preferred Stock, each share of Series C Preferred Stock is entitled to 300 votes per share. Based upon the shares of common stock issued and outstanding, the proxy represents the right to vote approximately 39.8% of the Company's voting securities. As part of such transactions, the Company and Mr. Marsala entered into an agreement pursuant to which Mr. Marsala agreed to waive his rights to certain additional shares of Series C Preferred Stock under the terms and conditions of the Series C Preferred Stock provided that the Company has a sufficient number of authorized shares of common stock with respect to all outstanding options, warrants and conversion rights no later than June 3, 2004. Pursuant to the Tri-Party Agreement, in the event that the Company does not have a sufficient number of authorized shares of common stock with respect to all outstanding options, warrants and conversion rights by June 3, 2004, then Mr. Marsala has agreed to assign to Transit Rail 50% of the shares which Mr. Marsala is entitled to receive pursuant to the agreement between Mr. Marsala and the Company.

In February, 2004, an Option Agreement was executed between the Company and Reger Enterprises LLC. Reger Enterprises LLC and Transit Rail are controlled by Gordon Reger. Pursuant to the Option Agreement, Reger Enterprises, LLC holds an option to develop a two and one-half acre site at the Company's Bush Terminal Facility which it may exercise if the Company's lease dispute with the City of New York is settled and the City of New York approves the contemplated use of the site. The use and transportation fees payable to the Company, if the option is exercised, will be established at fair market value and subject to approval of the majority of the Company's disinterested directors.

In September 2002 the Company granted an option to National Transportation Services, LLC ("NTS"), an unaffiliated third party to lease five acres at the Company's Greenville Yard in New Jersey. Pursuant to the option, the Company was to be guaranteed a minimum of eight rail cars a day at a cost of $500 per rail car. NTS was obligated to install the track and equipment on the property and was receive to receive a credit of $50 per rail car until NTS recouped its costs. The option was for a term of 24 months and provided for payments of $3,000 per month. Upon NTS' failure to make the payments pursuant to the option, the option was cancelled. Ronald Bridges, the former Chief Executive Officer and a director of the Company became a principal of NTS in March 2003 and the Company granted an option to NTS to lease five acres at the Company's Greenville Yard in New Jersey. NTS intended to use the facility for the intermodal transfer of municipal solid waste with the Company's rail operations. The term of the option is 36 months and the option payments are $2,500 per month. The term of the lease will be 20 years and NTS will guarantee the Company a minimum of eight rail cars a day at a cost of $350 to $450 per rail car. NTS is obligated to install the track and equipment on the property and will receive a credit of $80 per rail car until NTS has recouped its costs. The foregoing is referred to as the "Option."

In November of 2004, NTS entered into an agreement to assign the Option to Greenville Station LLC, a New Jersey limited liability company. Greenville Station LLC is an affiliate of Transit Rail and NTS. If the Option is exercised, the lease will allow Greenville Station LLC to construct and operate a transfer station at the Greenville Yard pursuant to the terms described above. Development of the transfer station is uncertain and there is no assurance that the proposed transfer station at the Greenville Yard will be developed pursuant to the terms of the Option or at all.

In February 2004, promissory notes and accrued interest in the amount of $689,700 were converted into 6,890,700 shares of common stock, of which John Marsala held $225,600 and converted into 2,250,600 shares of common stock. In February 2004, the Company purchased the remaining 49% of the capital stock of JS Transportation, Inc. in exchange for 4,000,0000 shares of common stock, of which Mr. Marsala received 734,694 shares of common stock.

From December 2001 through October 2002, Ronald Bridges (a former director and the Company's former President and Chief Executive Officer) made short-term loans to the Company. Of such loans and other obligations to Mr. Bridges, $42,000 was outstanding as of December 31, 2003 and converted into 420,000 shares of common stock in February 2004. In November 2001, the Company purchased a tractor for $44,000. Mr. Bridges then loaned the Company $48,000, which was utilized for the purchase of the tractor and such amount was payable in eight equal monthly installments. After the Company made payments in the amount of $15,000, the Company failed to meet its current obligations to Mr. Bridges and transferred the tractor to Mr. Bridges in exchange for the cancellation of the outstanding loan balance. The Company then leased the tractor from Mr. Bridges at the rate of $2,200 per month. For the year ended December 31, 2003, the Company paid $6,600 in connection with the lease and in December 31, 2003, the Company paid an additional $28,000 to Blue Ribbon Group, an affiliate of Mr. Bridges for the leasing of equipment. In October 2003 Mr. Bridges purchased 625,000 shares of common stock for an aggregate purchase price of $25,000.

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

Since October 2003, Consolidated Logistics and Transportation, Inc., an affiliate of Ronald Bridges, provides brokerage services to the Company and leases equipment to the Company. During the year ended December 31, 2004, the Company paid Consolidated Logistics and Transportation, Inc. $110,500 in connection with the brokerage services and leasing of equipment. For the year ended December 31, 2004, Consolidated Logistics and Transportation, Inc. paid the Company $1,297,998 for trucking services and the Company had an account receivable from Consolidated Logistics and Transportation, Inc. for $8,061 with respect to trucking revenues.

In November 2004 the Company reported it has entered into a fleet equipment lease with Consolidated Logistics & Transportation, LLC. The fleet includes 27 dump trailers, 6 walking floor trailers, 5 tri-axel dump trucks, and 9 tractors. The term of the lease will be 48 months at a cost of $25,000 per month, a purchase option of $1 at the end of the lease and includes an option by the Company to terminate the lease with 90 days notice.

During the year ended December 31, 2004, JST continued to occupy and lease a facility at 833 Rancocas Road, Mt. Holly, NJ. The facility is owned by 833 Rancocas Road LLC. Ronald Bridges, former Chief Executive Officer and a director of the Company, and Darryl Caplan, a former director of the Company, are officers and/or directors of 833 Rancocas Road LLC. The current rent is $4,600 each month.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $35,000 for the fiscal year ended December 31, 2003 and $35,000 for the fiscal year ended December 31, 2004.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal years ended December 31, 2003 and 2004.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal years ended December 31, 2003 and December 31, 2004.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal years ended December 31, 2003 and 2004.

Item 15. Exhibits and Reports on Form 8K

(a) Index to Exhibits

 31.1             Certification by the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes- Oxley Act of 2002

 31.2             Certification by the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

 32.2             Certification by the Chief Financial Officer pursuant to
                  18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Report on Form 10-QSB for the Quarter ended September 30, 2004, dated November 19, 2004

(c)               Reports on Form 8K

Form 8-K " Items 1, 5, and 7. Changes In Control Of Registrant, Other Events And Regulation FD Disclosure And Financial Statements, Pro Forma Financial Information And Exhibits", respectively filed February 19, 2004, with date of report February 4, 2004; and

Form 8-K "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers": filed January 7, 2005; and

Form 8-K "Items 3.02, 5.01 and 9. Unregistered Sales of Equity of Securities, Changes in Control of Registrant, and Financial Statements And Exhibits", respectively filed February 7, 2005; and

Form 8-K "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers": filed February 17, 2005; and

Form 8-K "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers": filed April 7, 2005;

Are hereby incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 20, 2005 by the undersigned, thereunto duly authorized.


                                        New York Regional Rail Corporation


                                               /s/ Donald B. Hutton
                                               -----------------------
                                                 Donald B. Hutton
                                               Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                           Date

/s/ James W. Cornell             Chairman                          May 19, 2005
--------------------
James W. Cornell

                                 Chief Executive                   May 19, 2005
/s/ Donald B. Hutton             Officer and Director
--------------------             (Principal Executive
Donald B. Hutton                 Officer)


/s/ Joel Marcus                  Chief Financial                   May 19, 2005
--------------------             Officer, Treasurer, Director
Joel Marcus                      (Principal financial
                                 Officer, principal accounting
                                 Officer)

/s/ Larry Pignataro              Director                          May 19, 2005
--------------------
Larry Pignataro