Form 10QSB
period 2005-03-31
NEW YORK REGIONAL RAIL CORP
filed 2006-05-12
CIK 1020173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

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

                    5266 Seneca Street, West Seneca, NY 14224
          (Address of principal executive offices, including zip code)

                                 (716) 675-6015
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the
past 90 days. Yes   X     No
                  -----      -----

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer        Accelerated filer      Non-Accelerated filer  X

Check whether the registrant is a shell company (as defined by Rule 12b-2 of the
Exchange Act). Yes    No  X

There were 216,726,019 shares of the Registrant's Common Stock outstanding as of May 11, 2006.

                                      INDEX

                                                                            Page
                                                                           -----
Part I:  Financial Information

Item 1.  Financial Statements:

         Unaudited Consolidated Balance Sheet - as of March 31, 2005           3

         Unaudited Consolidated Statements of Operations, Three Months
         Ended March 31, 2005 and March 31, 2004                               4

         Unaudited Consolidated Statements of Cash Flows, Three Months
         Ended March 31, 2005 and March 31, 2004                               5

         Notes to Consolidated Financial Statements                         6-12

Item 2.  Management's Discussion and Analysis or Plan of Operation         12-20

Item 3.  Controls and Procedures                                           20-21

Part II: Other Information                                                    21

Item 1.  Legal Proceedings                                                    21

Item 2.  Changes in Securities                                             21-22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Submission of matters to a vote of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     22

Signatures                                                                    23

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS
Current assets
   Cash                                                            $    279,472
   Accounts receivable, net of allowance
      for doubtful accounts of $741,123                                 514,685
   Prepaid expenses and other current assets                             61,705
                                                                   ------------
      Total current assets                                              855,862
Property and equipment, net                                           4,510,132
Other assets                                                            468,165
                                                                   ------------
                                                                   $  5,834,159
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long term debt                            $    527,646
   Convertible promissory notes:
      Others                                                            235,000
   Other short-term debt:
   Accounts payable                                                     589,484
   Accrued expenses                                                   3,391,440
   Payroll taxes payable                                              1,244,030
                                                                   ------------
      Total current liabilities                                       5,987,600
Deferred rent payable                                                   197,635
Long term debt                                                        1,714,501
                                                                   ------------
Total liabilities                                                     7,899,736
Stockholders' deficit:
   Series D Convertible Preferred Stock, $0.001 par
      value, 2,500 shares authorized, issued
      and outstanding                                                         3
   Common stock, $.0001 par value, 280,000,000 shares
      Authorized; 216,284,468 shares issued;
      and 216,129,258 outstanding                                        21,628
   Additional paid-in-capital                                        17,388,688
   Accumulated deficit                                              (19,449,541)
   Treasury Stock, 155,210 shares at cost                               (26,355)
                                                                   ------------
       Total stockholders' deficit                                   (2,065,577)
                                                                   ------------
                                                                   $  5,834,159
                                                                   ============

                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Operating revenues                                  $  1,955,604   $  2,311,763
Operating expenses                                     1,202,362      1,876,470
                                                    ------------   ------------
Gross Profit                                             753,242        435,293
Legal                                                     19,570         82,898
Selling and administrative expenses                    1,110,230        767,604
                                                    ------------   ------------
Total Admin Exp                                        1,129,800        850,502
                                                    ------------   ------------
Income/ (loss) from operations                          (376,558)      (415,209)
Other income (expenses):
Forgiveness of debt and gain on disposal of
   fixed assets                                           37,543        288,254
Interest expense, net                                    (86,466)       (21,364)
                                                    ------------   ------------
Total other income (expense)                             (48,923)       266,890
                                                    ------------   ------------
Loss before minority interest                           (425,481)      (148,319)
Minority interest in (income) loss of subsidiary              --             --
                                                    ------------   ------------
Net loss                                                (425,481)      (148,319)
Deemed preferred stock dividend                               --         11,000
                                                    ------------   ------------
Loss applicable to common shareholders              $   (425,481)  $   (159,319)
                                                    ============   ============
Loss per share - basic and diluted:                 $      (0.00)  $      (0.00)
                                                    ============   ============
Weighted average common shares outstanding basic
   and diluted                                       213,673,780    199,944,765
                                                    ============   ============

                See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS
                                                             ENDED MARCH 31
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
Cash flows from operating activities:
   Net loss                                               $(425,481)  $(148,319)
                                                          ---------   ---------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                            173,570     124,723
   Non-cash Compensation                                         --     115,625
   Bad debt expense (recovery)                              405,818     (16,682)
   (Gain)/ loss on disposal of fixed assets                 (15,960)     11,165
   Gain on exchange of forgiveness of debt                       --    (275,902)
   Changes in operating assets and liabilities:
   Accounts receivable                                     (380,129)   (673,763)
   Other current assets                                      33,625      26,717
   Other assets                                             (22,461)         --
   Accounts payable                                        (126,594)    502,428
   Accrued expenses                                        (268,986)    (13,334)
   Payroll taxes payable                                     15,629      19,049
   Deferred rent                                             21,777      21,777
   Treasury Stock                                                --       3,243
                                                          ---------   ---------
      Total adjustments                                    (163,711)   (154,954)
                                                          ---------   ---------
Net cash provided by operating activities                  (589,192)   (303,273)
                                                          ---------   ---------
Cash flows from investing activities:
   Purchase of property and equipment                       (80,695)    (15,788)
                                                          ---------   ---------
Net cash used in investing activities                       (80,695)    (15,788)
                                                          ---------   ---------
Cash flows from financing activities:
   Payments of long term debt                               (76,119)         --
   Proceeds from other current debt - nonrelated
      party                                                      --    (210,000)
   Preferred Series "C" issued for cash net of costs             --     720,000
   Preferred Series "D" issued for cash net of costs        400,000          --
   Payments of current debt - related party                 (42,500)    (31,673)
                                                          ---------   ---------
Net cash provided by financing activities                   281,381     478,327
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents       (388,506)    159,266
Cash at beginning of year                                   667,978     216,912
                                                          ---------   ---------
Cash and cash equivalents at end of period $                279,472   $ 376,178
                                                          =========   =========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                               $  86,466   $  21,364
                                                          =========   =========
   Income taxes                                           $      --   $      --
                                                          =========   =========
Non-cash investing and financing activities:
Preferred Series "C" stock converted to Common Stock      $ 440,000          --

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005 are included.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

In January 2004, the Company entered into an employment agreement with Joel Marcus, the Company's chief financial officer. The agreement provides for compensation of $1,500 per month and Mr. Marcus was issued an option to purchase 250,000 shares of common stock at an exercise price of $.0001 per share. On the date of the grant the closing price for the Company's common stock was $0.625, accordingly the Company recorded a $156,250 charge to compensation expense in connection with the issuance of the option.

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

Series D Preferred Stock

In February 2004, the Board of Directors designated 2,500 shares of preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have no annual dividend. Upon liquidation or dissolution, each share of Series D Preferred Stock is entitled to a distribution of 110% of the face amount. Each share of Series D Preferred Stock is entitled to 120,000 votes on any matter submitted to a vote of the stockholders provided that at least 1,700 shares of Series D Preferred Stock have been issued and there are no shares of Series C Preferred Stock outstanding. The shares can convert into shares of common stock under various terms. (See Note - M "Subsequent Events" and the Company's 8-K filed February 19, 2004 for further details.) As of March 31, 2005, 2,500 shares of Series D Preferred Stock have been issued.

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

Upon conclusion of the Series D Preferred Stock transaction as described above, the Company converted the Series C Preferred Stock into 6,577,859 shares of common stock.

See Form 8-K "Items 1, 5, and 7. CHANGES IN CONTROL OF REGISTRANT, OTHER EVENTS AND REGULATION FD DISCLOSURE and FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS", respectively filed February 19, 2004, with date of report February 4, 2004, incorporated by reference.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. Management believes the application of these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.

3. LEGAL MATTERS AND OTHER CONTINGENCIES

Regulation S-B requires only updates of existing or new legal matters, which occurred since the last report be contained in this report on Form 10 QSB. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2004 for further information on legal matters and other contingencies.

On July 21, 2005, New York Regional Rail Corporation ("NYRR") and its subsidiaries, J.S. Transportation, Inc. and GM Trucking and Associates, Inc. (together with NYRR, the "Company") filed a complaint (the "Complaint") in the Superior Court of New Jersey against Ronald W. Bridges, Darryl S. Caplan, Esq., Todd Sage, Stacey Sage a/k/a Stacie Sage, Mary Sage, and John Taylor (the "Individual Defendants"), Cureton Caplan, P.C. f/k/a Cureton Caplan, Hunt, Scaramella & Clark, P.C. (the "Caplan Firm"), Consolidated Logistics and Transportation, LLC a/k/a CLT, CME Services, LLC a/k/a CME, National Transportation Services, LLC, 833 Rancocas Road, LLC, J.S. Transportation Truck Repair, LLC, GM Trucking, Inc. and Blue Ribbon Group, Inc. (with the Individual Defendants, the "Defendants").

The Company has asserted the following causes of action against the Defendants in the Complaint: (i) breach of fiduciary duty against the Individual Defendants and the Caplan Firm; (ii) breach of duty of loyalty and good faith against the Individual Defendants; (iii) accounting against the Defendants; (iv) fraud and deceit against the Individual Defendants; (v) competition with employer or principal against the Individual Defendants except Darryl S. Caplan, Esq.; (vi) conversion against the Defendants; (vii) unfair competition against the Defendants except Darryl S. Caplan, Esq. and the Caplan Firm; and (viii) unjust enrichment against the Defendants.

On December 2, 2005, John Marsala, Steven Hirsch and Joel Marcus commenced an action against the Company claiming breach of fiduciary duties, mismanagement, aiding and abetting those breaches, fraud and unjust enrichment related to transactions described in Form 8K, filed November 5, 2005. The Company is vigorously defending this action.

The outcome of the Company's legal matters as described above and in the annual report on Form 10-KSB for the year ended December 31, 2004 can not be determined and, accordingly, no related contingencies have been recorded.

4. SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                     Railroad     Trucking       Total
                                    ----------   ----------   ----------
As of March 31, 2005
Segment assets                      $4,032,515   $1,801,644   $5,834,159

Three months ended March 31, 2005
Operating revenues                  $  455,507    1,500,097    1,955,604
Gross profit                           295,843      457,399      753,242
Segment profit (loss)                 (275,201)    (150,280)    (425,481)
Interest expense                       (73,324)     (13,142)     (86,466)
Depreciation and amortization           71,189      102,381      170,515

                                     Railroad     Trucking       Total
                                    ----------   ----------   ----------
As of March 31, 2004
Segment assets                      $4,283,926   $1,563,138   $5,847,064

Three months ended March 31, 2004
Operating revenues                  $  303,952    2,007,811    2,311,763
Gross profit                           119,428      315,865      435,293
Segment profit (loss)                 (445,182)     296,863     (148,319)
Interest expense                       (18,013)      (3,351)     (21,364)
Depreciation and amortization           60,475       64,248      124,723

5. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring negative cash flows from operations and recurring net losses, which resulted in accumulated deficit of $19,449,541 at March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its services. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

6. STOCK BASED COMPENSATION

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," ("SAFS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for the Company's stock at the date of the grant over the amount of an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earning per share as if the fair value method of accounting had been applied.

The fair value of the options granted was estimated at the grant using a Black-Scholes option pricing model with the following assumptions at March 31, 2005:

Average risk free interest rate        3
Expected lives (in days)             365
Dividend yield                         0
Expected volatility               100.47

The following table presents the pro-forma net loss and net loss per share after giving effect to FAS123, "Accounting for Stock Based Compensation."

                                                        March 31,    March 31,
                                                          2005         2004
                                                       ----------   ----------
Net loss as reported                                    ($425,481)   ($159,319)
Less: FAS123 stock option expense                              --       (4,375)
Pro-forma net loss                                      ($425,481)   ($163,694)

Net loss per share as reported:
Basic                                                  $     (.00)  $     (.00)
Diluted                                                $     (.00)  $     (.00)
Pro-format net loss per share:
Basic                                                  $     (.00)  $     (.00)
Diluted                                                $     (.00)  $     (.00)

7. SUBSEQUENT EVENTS:

The Company had identified what it believed to be several material weaknesses in its internal controls over financial reporting at its subsidiary, JS Transportation, Inc. The material weaknesses were identified by the Company's new management team and include inadequate accounting and internal control functions, as well as the failure by such subsidiary to maintain proper records or adequate control over its property, accounts and funds. During the investigation of the full scope of the accounting and internal control inadequacies at JS Transportation, Inc., the Company ceased all business at JS Transportation, Inc. by June 30, 2005. As a result of business cessation, the JS Transportation, Inc. defaulted on its capital lease to CLT, with a balance of $961,426 and returned all of the related property with a net book value of $1,341,961. The Company also recognized an impairment of goodwill from the purchase of JS Transportation, Inc of $381,714, the carrying value. Related to this matter, the Company has commenced a law suit as described in Item 1 of Part II.

On November 6, 2005, the Company entered into and completed a Stock and Asset Purchase Agreement with GJ Railco Acquisition, LLC whereby the Company sold all of the stock of New York Cross Harbor Railroad Terminal Corp. that it owned (constituting 93.4% of the issued and outstanding stock of New York Cross Harbor Railroad Terminal Corp.) to GJ Railco Acquisition, LLC and an asset purchase with GJ Railco Assets, LLC where by the Company sold all of the assets of CH Partners, Inc to GJ Railco Assets, LLC. GJ Railco Acquisitions, LLC and its affiliate GJ Railco Assets, LLC paid total consideration of $4,388,000, allocated as follows:

     a).$50,000 for the stock, $25,000 of which was paid in cash and the remainder of which took the form of a promissory note, payable in twenty equal monthly principal installments of $1,250, together with simple interest thereon at an annual rate of 6%.

     b).GJ Railco Acquisition, LLC also assumed approximately $3,788,000 of the liabilities of New York Cross Harbor Railroad Terminal Corp. together with the contingent liabilities of New York Harbor Railroad Terminal Corp. disclosed in the Company's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2004.

     c).In addition, pursuant to the Stock and Asset Purchase Agreement, the Company sold a barge to GJ Railco Acquisition, LLC. GJ Railco Acquisition, LLC paid $50,000 for the barge, $25,000 of which was paid in cash and the remainder of which took the form of a promissory note, payable in twenty equal monthly principal installments of $1,250, together with simple interest thereon at an annual rate of 6%.

     d).Also on November 6, 2005, the Company's majority-owned subsidiary, CH Partners, Inc., entered into and completed an Asset Purchase Agreement with GJ Railco Assets, LLC, whereby CH Partners, Inc. sold substantially all of its assets to GJ Railco Assets, LLC. These assets were used in connection with the railroad operations of New York Cross Harbor Railroad Terminal Corp. GJ Railco Assets, LLC paid $400,000 for these assets, $50,000 of which was paid in cash and the remainder of which took the form of a promissory note, payable in twenty equal monthly installments of $17,500, together with simple interest thereon at an annual rate of $6%. The Company took a collateral assignment of a security interest (obtained for the benefit of both buyer's financing sources) in all of the assets sold.

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

Business Strategy-Rail

As of March 31, 2005, new management's strategy for the Company's rail segment was as follows:

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

The Company's rail segment's assets were sold as per the discussion of factors and events in the subsequent events section of notes to the consolidated financial statements, above.

Business Strategy- Trucking

As of March 31, 2005, new management's strategy for the Company's trucking segment was as follows:

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

As of March 31, 2005, management was evaluating operations and assets to determine their true economic value.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R is effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company will adopt SFAS No. 123R on January 1, 2005, and the Company does not believe adoption of SFAS No. 123R will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any of the existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

RESULTS OF OPERATIONS

     The components of the Company's operating revenues and expenses by business segment during the three months ending March 31, 2005 were:

                     Railroad    Trucking
                     --------   ----------
Operating revenues   $455,507   $1,500,097
Operating expenses   $159,664   $1,042,698
Gross profit         $295,843   $  457,399

     The components of the Company's operating revenues and expenses by business segment during the three months ending March 31, 2004 were:

                     Railroad    Trucking
                     --------   ----------
Operating revenues   $303,952   $2,007,811
Operating expenses   $184,524   $1,691,946
Gross profit         $119,428   $  315,865

     During the three months ended March 31, 2005, the Company had $1,955,604 in revenue compared to $2,311,763 in revenue during the corresponding quarter ended March 31, 2004, a decrease of $356,159 or 15.4%. This decrease was primarily due to the "Dispatch Services" from JST, which resulted in additional revenue during the three months ended March 31, 2004.

     Operating expenses for the three months ended March 31, 2005 were $1,202,362 compared to $1,876,470 for the three months ended March 31, 2004, a decrease of $674,108 or 35.9%. This decrease in expenses is primarily due to the decreased costs associated with JST's decrease in revenue. Management intends to evaluate means of reducing the railroad's operating inefficiencies. (See Item 5 of the Company's annual report on Form 10-KSB for year ended December 31, 2004 for further information on legal matters and other contingencies.)

     Operating expenses as a percentage of operating revenues were 81.2% for thethree months ended March 31, 2004. For the three months ended March 31, 2005, operating expenses decrease to 61.5% of operating revenues due the decreased costs associated with JST's decreased revenue.

     Administrative expenses increased in the three months ended March 31, 2005, by $279,298. As a percentage of operating revenues, administrative expenses increased to 57.8% for the three months ended March 31, 2005, from 36.8% for the three months ended March 31, 2004. The increase of $279,298 is primarily from and increased legal and professional fees, increased insurance, utility and repair and maintenance costs.

     Net interest expense was $86,466 for the three months ended March 31, 2005, as compared to $21,364 for the three months ended March 31, 2004. This increase is attributed to long term debt that began in 2004.

     The Company recognized a net loss for the three months ended March 31, 2004 of $148,319 versus a loss for the three months ended March 31, 2005 of $425,481 due to the factors listed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash used in operating activities of $589,192 during the three months ended March 31, 2005 compared to net cash used in operating activities of $303,273 for the three months ended March 31, 2004. The increase of $285,919 was primarily caused by an increase in net loss, an increase in accounts receivable from trucking operations, which was further increased by the reduction of accounts payable and accrued expenses.

The Company had net cash used in investing activities of $80,695 during the three months ended March 31, 2005 as compared to net cash used in investing activities of $15,788 for the three months ended March 31, 2004. The increase of $64,907 was the result of an increase in the purchase of machinery and equipment.

The Company had net cash provided by financing activities of $281,381 during the three months ended March 31, 2005 as compared to net cash provided by financing activities of $478,327 for the three months ended March 31, 2004. The decrease of $196,946 was caused primarily by the sale of preferred stock for $400,000 during the three months ended March 31, 2005 and by payments approximately $118,619 of current debt.

The Company's total assets on March 31, 2005 were $5,834,159, a decrease of $502,274 from $6,336,433 on December 31, 2004. Total current assets of the Company on March 31, 2005 decrease by $447,820 to $855,862 from $1,303,682 on
December 31, 2004. The decreased assets are primarily attributable to an decrease in accounts receivable and in cash as a result of the payment of accounts payable. Other assets were $468,165 on March 31, 2005 as compared to $445,704 on December 31, 2004.

On March 31, 2005, the Company had total liabilities of $7,899,736 as compared to $8,376,527 on December 31, 2004. On March 31, 2005, current liabilities were $5,987,600 as compared to $6,490,739 on December 31, 2004.

The Company's working capital deficit on March 31, 2005 decreased by $55,319 to $5,131,738 from $5,187,057 on December 31, 2004.

The Company's total stockholders deficit on March 31, 2005 increased by $25,483 to $2,065,577 from $2,040,094 on December 31, 2004.

As of March 31, 2005 the Company had the following current liabilities:

Accounts payable                       $  589,484
Accrued expenses                       $3,391,440
Notes payable and current maturities
   of long-term debt                   $  762,646
Payroll taxes payable                  $1,244,030

Accounts payable are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations.

Accrued expenses include $1,002,590 for accrued real estate taxes payable to New York and New Jersey.

The City of New York has billed the Company in excess of $6,800,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $556,200 for these real estate taxes. As of June 2, 2005, the Company is actively attempting to settle this dispute.

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $551,390 for these real estate taxes. As of May 19, 2004, the Company is actively attempting to settle this dispute. (See
Note I of the Form 10KSB for the year ended December 31, 2004 for additional information in regards to this matter.)

Accrued expenses also include a "Reserve for Legal Contingencies and Other Commitments" of approximately $2,042,730. In accordance with recently issued accounting pronouncements of the FASB, specifically SFAS Statement No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity the Company has re-classified $1,500,000 of temporary equity to "Reserve for Legal Contingencies and Other Commitments". Additionally, the Company also reclassified approximately $456,000 of short-term debt and accrued interest. (See Note I of the Form 10KSB for the year ended December 31, 2004 for additional information in regards to this matter.)

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

The Company has an accrual for payroll taxes payable in the amount of $1,244,030. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll tax; however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes it is still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. As of June 2, 2005, the Company is actively attempting to settle this dispute. However, there can be no assurance that the Company will achieve a satisfactory settlement.

The lease portion of the 2003 Agreement signed with Conrail provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. Pursuant to the lease, in September 2003, the Company exercised an option to lease an additional five acres in the Greenville Yard. The agreement contains rent concessions early in the lease term and then the base rent is $168,500 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a $21,777 non-cash deferred rent charge during the three months ended March 31, 2005.

Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with PANYNJ. Under the agreement the PANYNJ will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers which will be applied against the amount of the judgment. This agreement was extended on October 15, 2005 for an additional year. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. The Company's current liability is estimated to be $310,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement. As of June 2, 2005, the Company is actively attempting to settle this dispute.

Long-term liabilities is made up predominately of approximately $700,000 in the long term portion of notes payable including interest and $1,000,000 of the long term portion of lease commitments.

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

                           Part II: Other Information

Item 1. Legal Proceedings:

Regulation S-B requires only updates of existing or new legal matters, which occurred since the last report be contained in this report on Form 10 QSB. Please see the Company's annual report on Form 10-KSB for year ended December 31, 2004 for further information on legal matter and other contingencies.

On July 21, 2005, New York Regional Rail Corporation ("NYRR") and its subsidiaries, J.S. Transportation, Inc. and GM Trucking and Associates, Inc. (together with NYRR, the "Company") filed a complaint (the "Complaint") in the Superior Court of New Jersey against Ronald W. Bridges, Darryl S. Caplan, Esq., Todd Sage, Stacey Sage a/k/a Stacie Sage, Mary Sage, and John Taylor (the "Individual Defendants"), Cureton Caplan, P.C. f/k/a Cureton Caplan, Hunt, Scaramella & Clark, P.C. (the "Caplan Firm"), Consolidated Logistics and Transportation, LLC a/k/a CLT, CME Services, LLC a/k/a CME, National Transportation Services, LLC, 833 Rancocas Road, LLC, J.S. Transportation Truck Repair, LLC, GM Trucking, Inc. and Blue Ribbon Group, Inc. (with the Individual Defendants, the "Defendants").

The Company has asserted the following causes of action against the Defendants in the Complaint: (i) breach of fiduciary duty against the Individual Defendants and the Caplan Firm; (ii) breach of duty of loyalty and good faith against the Individual Defendants; (iii) accounting against the Defendants; (iv) fraud and deceit against the Individual Defendants; (v) competition with employer or principal against the Individual Defendants except Darryl S. Caplan, Esq.; (vi) conversion against the Defendants; (vii) unfair competition against the Defendants except Darryl S. Caplan, Esq. and the Caplan Firm; and (viii) unjust enrichment against the Defendants.

On December 2, 2005, John Marsala, Steven Hirsch and Joel Marcus commenced an action against the Company claiming breach of fiduciary duties, mismanagement, aiding and abetting those breaches, fraud and unjust enrichment related to transactions described in Form 8K, filed November 5, 2005. The Company is vigorously defending this action.

The outcome of the above described legal proceedings can not be determined and, accordingly, no contingencies have been recorded related to these legal actions.

Item 2. Changes in Securities:

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


Date: May 11, 2006                 By: /s/ Donald B. Hutton
                                       -----------------------------------------
                                       Donald B. Hutton
                                       Chief Executive Officer


Date: May 11, 2006                 By: /s/ Russell J. Arnst
                                       -----------------------------------------
                                       Russell J. Arnst
                                       Chief Financial Officer