Form 10QSB
period 2005-06-30
NEW YORK REGIONAL RAIL CORP
filed 2006-05-12
CIK 1020173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

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

                                 (716) 675-6015
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  ---    ---

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

                                      INDEX

                                                                            Page
                                                                           -----
Part I: Financial Information
Item 1. Financial Statements:
Unaudited Consolidated Balance Sheet - as of June 30, 2005                   3
Unaudited Consolidated Statements of Operations, Six Months Ended
   June 30, 2005 and June 30, 2004                                           4
Unaudited Consolidated Statements of Cash Flows, Six Months Ended
   June 30, 2005 and June 30, 2004                                          5-6
Notes to Consolidated Financial Statements                                  7-13
Item 2. Management's Discussion and Analysis or Plan of Operation          13-22
Item 3. Controls and Procedures                                              22

Part II: Other Information                                                   22
Item 1. Legal Proceedings                                                  22-23
Item 2. Changes in Securities                                                23
Item 3. Defaults Upon Senior Securities                                      24
Item 4. Submission of matters to a vote of Security Holders                  24
Item 5. Other Information                                                    24
Item 6. Exhibits and Reports on Form 8-K                                     24
Signatures                                                                   25

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (UNAUDITED)

                        ASSETS
Current assets
   Cash                                                  $    334,374
   Accounts receivable, net of allowance for doubtful
      accounts of $66,921                                     263,614
   Prepaid expenses and other current assets                   18,113
   Other current assets - discontinued operations             585,401
                                                         ------------
      Total current assets                                  1,201,502
Property and equipment, net                                 3,060,693
Other assets                                                   28,316
Other assets - discontinued operations                         58,082
                                                         ------------
                                                         $  4,348,593
                                                         ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long term debt                  $    411,135
   Convertible promissory notes:
      Others                                                  235,000
   Other short-term debt:
   Accounts payable                                           665,673
   Accrued expenses                                         3,364,995
   Payroll taxes payable                                    1,265,269
   Other current liabilities - discontinued operations        453,438
                                                         ------------
      Total current liabilities                             6,395,510
Deferred rent payable                                         219,412
Long term debt                                                461,566
Other liabilities - discontinued operations                   291,538
                                                         ------------
Total liabilities                                           7,368,026
Stockholders' deficit:
   Series D Convertible Preferred Stock, $0.001 par
      value, 2,500 shares authorized, issued and
      outstanding                                                   3
   Common stock, $.0001 par value, 280,000,000 shares
      Authorized; 216,284,468 shares issued; and
      216,129,258 outstanding                                  21,628
   Additional paid-in-capital                              17,388,688
   Accumulated deficit                                    (20,403,397)
   Treasury Stock, 155,210 shares at cost                     (26,355)
                                                         ------------
      Total stockholders' deficit                          (3,019,433)
                                                         ------------
                                                         $  4,348,593
                                                         ============

                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                       JUNE 30                       JUNE 30
                                             ---------------------------   ---------------------------
                                                 2005           2004           2005           2004
                                             ------------   ------------   ------------   ------------
Operating revenues                           $    999,480   $    543,972   $    543,973   $    312,321

Operating expenses                                318,882        159,218        159,219        133,827
                                             ------------   ------------   ------------   ------------
Gross Profit                                      680,598        384,754        384,754        178,494

Legal                                              90,019         71,757         70,449         57,228
Selling and administrative
   expenses                                     1,126,249        646,793        628,849        380,439
                                             ------------   ------------   ------------   ------------
Total Admin Exp.                                1,216,268        718,550        699,298        437,667
                                             ------------   ------------   ------------   ------------
Loss from operations                             (535,670)      (333,796)      (314,544)      (259,173)
Other income (expenses):
Forgiveness of debt income
   and gain/(loss) on disposal
   of fixed assets                                 19,250         19,250             --        (17,291)
Interest expense, net                            (100,279)       (26,955)       (26,955)       (35,671)
                                             ------------   ------------   ------------   ------------
Total other income(expense)                       (81,029)        (7,705)       (26,955)       (52,962)
                                             ------------   ------------   ------------   ------------
Net loss from continuing
   operations                                    (616,699)      (341,501)      (341,499)      (312,135)
Discontinued operations:
   Income (loss) from operations
      of discontinued operations
      (net of taxes)                              (16,649)       (97,948)      (612,357)        21,005
   Gain (loss) on disposal of
      Discontinued operations
      (net of taxes)                             (745,989)            --             --             --
                                             ------------   ------------   ------------   ------------
Loss before minority
   Interest                                    (1,379,337)      (439,449)      (953,856)      (291,130)
Minority interest in (income)
   Loss of subsidiary                                  --             --             --             --
                                             ------------   ------------   ------------   ------------
Net loss                                       (1,379,337)      (439,449)      (953,856)      (291,130)
Deemed preferred stock dividend                        --         22,000             --         11,000
                                             ------------   ------------   ------------   ------------
Loss applicable to common
   shareholders                              $ (1,379,337)  $   (461,449)  $   (953,856)  $   (302,130)
Loss per share - basic and                   ============   ============   ============   ============
   diluted:
   Loss from continuing
      operations                             $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
   Loss from discontinued
      Operations                                    (0.00)         (0.00)         (0.00)         (0.00)
                                             ------------   ------------   ------------   ------------
   Loss per share                            $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                             ============   ============   ============   ============
Weighted average common shares outstanding
   basic and diluted                          214,979,124    199,861,139    214,979,124    199,861,139
                                             ============   ============   ============   ============

                 See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               FOR THE SIX MONTHS ENDED JUNE 30
                                               ---------------------------------
                                                       2005         2004
                                                   -----------   ----------
Cash flows from operating activities:
   Net loss                                        $(1,379,337)  $ (439,449)
   Loss from discontinuing operations                 (762,638)     (97,948)
                                                   -----------   ----------
Net loss from continuing operations                   (616,699)    (341,501)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                       131,303      202,950
   Non-cash Compensation                                    --      100,000
   Gain on exchange of forgiveness of debt                  --      (28,871)
Changes in operating assets and liabilities:
   Accounts receivable                                (109,168)     (42,435)
   Other current assets                                 (1,023)      (3,294)
   Other assets                                          6,190           --
   Accounts payable                                     18,095      (97,277)
   Accrued expenses                                   (295,428)     353,979
   Payroll taxes payable                                36,868       40,453
   Deferred rent                                        43,554       43,554
   Treasury Stock                                           --        3,243
                                                   -----------   ----------
      Total adjustments                               (169,609)     572,302
                                                   -----------   ----------
Net cash used in continuing operations                (786,308)     230,801
Net cash (used in) provided by
   discontinued operations                             195,971     (692,214)
                                                   -----------   ----------
Net cash provided by operating activities             (590,337)    (461,413)
                                                   -----------   ----------
Cash flows from investing activities:
      Disposal of property and
         equipment - continuing operations             (83,461)    (498,610)
      Disposal of property and
         equipment - discontinued operations             8,022      (69,193)
                                                   -----------   ----------
Net cash used in investing activities                  (75,439)    (567,803)
                                                   -----------   ----------
Cash flows from financing activities:
      Payments of long term debt                       (16,458)          --
      Proceeds from other current
         debt - nonrelated party                            --     (210,000)
      Preferred Series "C" issued for cash
         net of costs                                       --      956,927
      Preferred Series "D" issued for cash
         net of costs                                  400,000           --
      Proceeds (payments) of current debt
         Related party                                 (42,500)          --
      Non-related party                                     --      261,212
                                                   -----------   ----------
Net cash provided by continuing operations             341,042    1,008,139

Net cash used in discontinued operations                    --      (53,069)
                                                   -----------   ----------
Net cash provided by financing activities              341,042      955,070
                                                   -----------   ----------

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                        STATEMENTS OF CASH FLOWS (Con't.)
                                   (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED JUNE 30
                                                    --------------------------------
                                                             2005       2004
                                                          ---------   --------
Net increase (decrease) in cash
   and cash equivalents                                    (324,734)   (74,146)

Cash at beginning of year                                   659,108    216,912
                                                          ---------   --------
Cash and cash equivalents at
   end of period                                          $ 334,374   $142,766
                                                          =========   ========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
   Interest                                               $ 100,279   $ 26,955
                                                          =========   ========
   Income taxes                                           $      --   $     --
                                                          =========   ========

Non-cash investing and financing activities:
Preferred Series "C" stock converted
   to Common Stock                                        $ 440,000         --

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2005 are included.

The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Series D Preferred Stock

In February 2004, the Board of Directors designated 2,500 shares of preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have no annual dividend. Upon liquidation or dissolution, each share of Series D Preferred Stock is entitled to a distribution of 110% of the face amount. Each share of Series D Preferred Stock is entitled to 120,000 votes on any matter submitted to a vote of the stockholders provided that at least 1,700 shares of Series D Preferred Stock have been issued and there are no shares of Series C Preferred Stock outstanding. The shares can convert into shares of common stock under various terms. (See Note - M "Subsequent Events" and the Company's 8-K filed February 19, 2004 for further details.) As of June 30, 2005, 2,500 shares of Series D Preferred Stock have been issued.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. Management believes the applicationof these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.

3.   DISCONTINUED OPERATIONS

In June 2005, the operations of the trucking subsidiary, JS Transportation, Inc. was discontinued and substantially all of its assets were disposed. In accordance with generally accepted accounting principles, the financial results of the trucking segment are reported as "Discontinued Operations" and the Company's financial results of prior periods have been restated. The restatement has no effect on the net loss or shareholders' equity at June 30, 2005. Condensed results of the discontinued operations are as follows:

                                   For the six months ended
                                -----------------------------
                                June 30, 2005   June 30, 2004
                                -------------   -------------
Net Sales                        $3,177,458      $4,507,156
Earnings/(loss) before income
   tax expense                   $  (16,649)     $  (97,948)
Income tax expense                       --              --
                                 ----------      ----------
Net earnings                     $  (16,649)     $  (97,948)
                                 ==========      ==========
Gain/(loss) on disposition
   of trucking operations        $ (745,989)             --
                                 ==========      ==========

4.   LEGAL MATTERS AND OTHER CONTINGENCIES

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

The outcome of the Company's legal matters as described above and in the annual report on Form 10-KSB for the year ended December 31, 2004 can not be determined and, accordingly, no related contingencies have be recorded.

5.   SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which was adopted by the Company during 1999.

The following tables provide summarized information concerning the Company's reportable segments.

                                    Railroad    Trucking      Total
                                   ----------   --------   ----------
As of June 30, 2005
Segment assets                     $3,705,108   $643,485   $4,348,593

Three months ended June 30, 2005
Operating revenues                 $  543,973      N/A     $  543,973
Gross profit                          384,754      N/A        384,754
Segment profit (loss)                (341,499)     N/A       (341,499)
Interest expense                       26,955      N/A         26,955
Depreciation and amortization          60,114      N/A         60,114

Three months ended June 30, 2004
Operating revenues                 $  312,321      N/A     $  312,321
Gross profit                          178,494      N/A        178,494
Segment profit (loss)                (312,135)     N/A       (312,135)
Interest expense                       35,671      N/A         35,671
Depreciation and amortization          62,681      N/A         62,681

Six months ended June 30, 2005
Operating revenues                 $  999,480      N/A     $  999,480
Gross profit                          680,598      N/A        680,598
Segment profit (loss)                (616,699)     N/A       (616,699)
Interest expense                      100,279      N/A        100,279
Depreciation and amortization         131,303      N/A        131,303

Six months ended June 30, 2004
Operating revenues                 $  543,972      N/A     $  543,972
Gross profit                          384,754      N/A        384,754
Segment profit (loss)                (341,501)     N/A       (341,501)
Interest expense                       26,955      N/A         26,955
Depreciation and amortization         202,950      N/A        202,950

6. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring negative cash flows from operations and recurring net losses, which resulted in accumulated deficit of $20,403,397 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its services. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7. STOCK BASED COMPENSATION

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

The fair value of the options granted was estimated at the grant using a Blck-Scholes option pricing model with the following assumptions at June 30, 2004:

Average risk free interest rate        3
Expected lives (in days)             365
Dividend yield                         0
Expected volatility               100.47

The following table presents the pro-forma net loss and net loss per share after giving effect to FAS123, "Accounting for Stock Based Compensation."

                                    June 30, 2005    June 30, 2004
                                    --------------   -------------
Net loss as reported                 ($1,379,337)      ($461,449)
Less: FAS123 stock option expense             --          (4,375)
Pro-forma net loss                   ($1,379,337)      ($465,824)

Net loss per share as reported:
Basic                                $      (.00)      $    (.00)
Diluted                              $      (.00)      $    (.00)
Pro-format net loss per share:
Basic                                $      (.00)      $    (.00)
Diluted                              $      (.00)      $    (.00)

8. SUBSEQUENT EVENTS:

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

General

The Company operated a short-line railroad, which transported freight via rail/barges across New York Harbor.

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

As of June 30, 2005, management's business strategy for the Company's rail segment was as follows:

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

As of June 30, 2005, management was evaluating operations and assets to determine their true economic value and ascertain the extent to which the Company would be able to recover the assets and opportunities that new management believed had been diverted as summarized in Part II, Item 1.

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30,2004

RESULTS OF OPERATIONS

                     Six months ended   Three months ended
                       June 30, 2005       June 30, 2005
                     ----------------   ------------------
Operating revenues       $999,480            $543,973
Operating expenses        318,882             159,219
Gross profit              680,598             384,754

                     Six months ended   Three months ended
                       June 30, 2004       June 30, 2004
                     ----------------   ------------------
Operating revenues       $543,972            $312,321
Operating expenses        159,218             133,827
Gross profit              384,754             178,494

     During the six months ended June 30, 2005, the Company had $999,480 in revenue compared to $543,972 in revenue during the corresponding prior period, an increase of $455,508 or 83.7%. This increase was primarily due to current management's plan to increase utilization of all railroad assets.

     During the three months ended June 30, 2005, the Company had $543,973 in revenue compared to $312,321 in revenue during the corresponding prior period, an increase of $231,652 or 74.2%. This increase is, again, primarily due to current management's plan to increase utilization of all railroad assets.

     Operating expenses for the six months ended June 30, 2005 were $318,882 compared to $159,218 for the six months ended June 30, 2004, an increase of $159,664 or 100.3%. This increase in operating expenses, as a percentage of revenue, is primarily due to current management's reduction of the operating inefficiencies

     Operating expenses for the three months ended June 30, 2005 were $159,219 compared to $133,827 for the three months ended June 30, 2004, an increase of $25,392 or 19.0%. This increase in operating expenses is primarily due to the increase of crew payroll and tug services, related to the increase in revenue, offset by current management's reduction of the operating inefficiencies.

     Operating expenses as a percentage of operating revenue were 29.3% for the six months ended June 30, 2004. During the same time period in 2005, operating expenses increased to 31.9% of operating revenue due to the increase of crew payroll and tug services, related to the increase in revenue, offset by current management's reduction of the operating inefficiencies.

     Operating expenses as a percentage of operating revenue were 42.8% for the three months ended June 30, 2004. During the same time period in 2005, operating expenses decreased to 29.3% of operating revenue, due to current management's increase utilization of all assets and reduction in operating inefficiencies.

     Administrative expenses increased in the six months ended June 30, 2005, by $497,718 as compared to the six months ended June 30, 2004. As a percentage of operating revenues, administrative expenses decreased to 121.7% for the six months ended June 30, 2005, from 132.1% for the six months ended June 30, 2004. The increase of $497,718 is primarily due to an increased insurance, utility and repair and maintenance costs, offset by current management's reduction in operating inefficiencies.

     Administrative expenses increased in the three months ended June 30, 2005, by $261,631. As a percentage of operating revenues, administrative expenses decreased to 128.6% for the three months ended June 30, 2005, from 140.1% for the three months ended June 30, 2004. The decrease is due to an increase in legal and professional fees, insurance, utilities and repair and maintenance expenses, offset by current management's reduction in operating inefficiencies.

     Net interest expense was $100,279 for the six months ended June 30, 2005, as compared to $26,955 for the six months ended June 30, 2004. This increase is attributed to accrued interest not recorded in the last quarter of 2004, but charged in 2005.

     Net interest expense was $26,955 for the three months ended June 30, 2005, as compared to $35,671 for the three months ended June 30, 2004.

     The Company recognized a net loss for the six months ended June 30, 2005 of $1,379,337 versus a loss for the six months ended June 30, 2004 of $439,449 due to the factors listed above and the disposition of JST's assets associated with the capital lease and the associated goodwill impairment charge at June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash used in operating activities of $590,337 during the six months ended June 30, 2005 compared to net cash used in operating activities of $461,413 for the six months ended June 30, 2004. The increase of $128,924 was primarily caused by an increase in net loss, loss from the disposal of JST's assets, income from the termination of the JST capital lease, impairment of goodwill arising from the discontinued operations of the trucking division, an increase in accounts receivable, which was further increased by the reduction of accounts payable and accrued expenses.

The Company had net cash used in investing activities of $75,439 during the six months ended June 30, 2005 as compared to net cash used in investing activities of $567,803 for the six months ended June 30, 2004. The decrease of $492,364 was the result of a decrease in the purchase of machinery and equipment.

The Company had net cash provided by financing activities of $341,042 during the six months ended June 30, 2005 as compared to net cash provided by financing activities of $955,070 for the six months ended June 30, 2004. The decrease of $614,028 was caused primarily by the sale of preferred stock for $1,000,000 during the six months ended June 30, 2005 offset by an approximate $43,000 charge to professional fees and by payments approximately $123,089 of debt.

The Company's total assets on June 30, 2005 were $4,348,593, a decrease of $1,987,840 from $6,336,433 on December 31, 2004. Total current assets of the Company on June 30, 2005 decrease by $102,180 to $1,201,502 from $1,303,682 on
December 31, 2004. The decreased assets are primarily attributable to an decrease in property and equipment associated with the disposition of equipment related to the capital lease terminated. Other assets were $28,316 on June 30, 2005 as compared to $34,506 on December 31, 2004. The decrease in other assets is attributed expiration of permits and licenses.

On June 30, 2005, the Company had total liabilities of $7,368,026 as compared to $8,376,527 on December 31, 2004. On June 30, 2005, current liabilities were $6,395,510 as compared to $6,490,739 on December 31, 2004.

The Company's working capital deficit on June 30, 2005 increased by $6,951 to $5,194,008 from $5,187,057 on December 31, 2004.

The Company's total stockholders deficit on June 30, 2005 increased by $979,339 to $3,019,433 from $2,040,094 on December 31, 2004.

As of June 30, 2005 the Company had the following current liabilities:

Accounts payable                                    $  665,673
Accrued expenses                                    $3,364,995
Notes payable and current maturities
   of long-term debt                                $  646,135
Payroll taxes payable                               $1,265,269
Other Current Liabilities-discontinued operations   $  453,438

Accounts payable are being paid generally in accordance with their terms. The Company reasonably expects to continue to pay these amounts from cash flow from operations.

Accrued expenses include $1,002,590 for accrued real estate taxes payable to New York and New Jersey.

The City of New York has billed the Company in excess of $6,800,000 for property taxes dating back to 1984. The Company claims that the tax assessments are for the most part erroneous because they relate either to real property that the Company had not owned or leased, or to property that is not subject to the real property tax. The Company further claims that New York City taxing authorities have assessed taxes based on flawed valuations, resulting in substantial overcharges. The New York State Board of Equalization and Assessment has proposed significant reductions to these valuations, subject to the approval of the New York City Corporation Counsel. Management expects, but cannot give assurance, that the outstanding liabilities will be settled for a lesser amount. Pending a settlement of the tax arrears, the Company has recorded a liability on its books of $556,200 for these real estate taxes. As of January 18, 2006, the Company is actively attempting to settle this dispute.

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $551,390 for these real estate taxes. As of January 18, 2006, the Company is actively attempting to settle this dispute. (See Note I of the Form 10KSB for the year ended December 31, 2004 for additional information in regards to this matter.)

Accrued expenses also include a "Reserve for Legal Contingencies and Other Commitments" of approximately $2,091,924. In accordance with recently issued accounting pronouncements of the FASB, specifically SFAS Statement No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity the Company has re-classified $1,500,000 of temporary equity to "Reserve for Legal Contingencies and Other Commitments". Additionally, the Company also reclassified approximately $456,000 of short-term debt and accrued interest. (See Note I of the Form 10KSB for the year ended December 31, 2004 for additional information in regards to this matter.)

Accrued expenses include approximately $143,000 owed for accrued interest on convertible notes. The Company anticipates that most of the accrued interest will be satisfied through the issuance of common shares. However, there can be no assurance that this will occur.

Notes payable and current maturities of long-term debt totaling $646,135 includes $288,147 of current maturities of long-term debt primarily for equipment leases or settlement payments on outstanding debts and are payable over 12 months. It also includes $235,000 of convertible notes, which the Company anticipates will be converted into equity. However, there can be no assurance that this will occur.

The Company has an accrual for payroll taxes payable in the amount of $1,265,269. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll tax; however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes it is still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. As of January 18, 2006, the Company is actively attempting to settle this dispute. However, there can be no assurance that the Company will achieve a satisfactory settlement.

The lease portion of the 2003 Agreement signed with Conrail provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. Pursuant to the lease, in September 2003, the Company exercised an option to lease an additional five acres in the Greenville Yard. The agreement contains rent concessions early in the lease term and then the base rent is $168,500 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a $43,554 non-cash deferred rent charge during the three months ended June 30, 2005.

Long-term liabilities include a perfected judgment by the Port Authority of New York and New Jersey ("PANYNJ"). In April 2002, the Company entered into an agreement with PANYNJ. Under the agreement the PANYNJ will be paid five percent (5%) of the Company's revenues collected by Norfolk Southern Corporation on behalf of the Company's customers which will be applied against the amount of the judgment. This agreement was extended on October 15, 2005 for an additional year. All payments will be applied to the amounts due PANYNJ by virtue of their judgments. The Company's current liability is estimated to be $310,000 and assumes no interest charges. The term of the repayment agreement is eighteen months. During the term of the agreement the parties intend to continue negotiations on a final settlement. As of January 18, 2006, the Company is actively attempting to settle this dispute.

Long-term liabilities is made up predominately of approximately $700,000 in the long term portion of notes payable including interest.

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

The outcome of the Company's legal matters as described above and in the annual report on Form 10-KSB for the year ended December 31, 2004 can not be determined and, accordingly, no related contingencies have be recorded.

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


Date: May 11, 2006                      By: /s/ Donald B. Hutton
                                            ------------------------------------
                                            Donald B. Hutton
                                            Chief Executive Officer


Date: May 11, 2006                      By: /s/ Russell J. Arnst
                                            ------------------------------------
                                            Russell J. Arnst
                                            Chief Financial Officer