Form 10QSB
period 2005-09-30
NEW YORK REGIONAL RAIL CORP
filed 2006-05-12
CIK 1020173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

                                      INDEX

                                                                            Page
                                                                           -----
Part I:  Financial Information

Item 1.  Financial Statements:

         Unaudited Consolidated Balance Sheet - as of September 30, 2005       3

         Unaudited Consolidated Statements of Operations,
         Nine Months Ended September 30, 2005 and September 30, 2004           4

         Unaudited Consolidated Statements of Cash Flows,
         Nine Months Ended September 30, 2005 and September 30, 2004         5-6

         Notes to Consolidated Financial Statements                         7-14

Item 2.  Management's Discussion and Analysis or Plan of Operation         14-22

Item 3.  Controls and Procedures                                              22

Part II: Other Information                                                    22

Item 1.  Legal Proceedings                                                 22-23

Item 2.  Changes in Securities                                                23

Item 3.  Defaults Upon Senior Securities                                      24

Item 4.  Submission of matters to a vote of Security Holders                  24

Item 5.  Other Information                                                    24

Item 6.  Exhibits and Reports on Form 8-K                                     24

Signatures                                                                    25

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets
   Cash                                                             $     45,060
   Accounts receivable, net of allowance
      for doubtful accounts of $868,483                                  262,082
   Prepaid expenses and other current assets                              13,638
   Other assets - discontinued operations                                515,768
                                                                    ------------
      Total current assets                                               836,548

Property and equipment, net                                            2,985,746
Other assets                                                              25,484
Other assets - discontinued operations                                    44,351
                                                                    ------------
                                                                    $  3,892,129
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current maturities of long term debt                             $    395,408
   Convertible promissory notes:
      Others                                                             235,000
   Other short-term debt:
   Accounts payable                                                      638,581
   Accrued expenses                                                    3,499,284
   Payroll taxes payable                                               1,276,446
   Other current liabilities - discontinued operations                   457,863
                                                                    ------------
      Total current liabilities                                        6,502,582

Deferred rent payable                                                    241,189
Long term debt                                                           452,883
Other liabilities - discontinued operations                              283,311
                                                                    ------------
Total liabilities                                                      7,479,965
Stockholders' deficit:
   Series D Convertible Preferred Stock, $0.001 par value,
      2,500 shares authorized, issued and outstanding                          3
   Common stock, $.0001 par value, 280,000,000 shares Authorized;
      216,284,468 shares issued; and 216,129,258 outstanding              21,628
   Additional paid-in-capital                                         17,388,688
   Accumulated deficit                                               (20,971,800)
   Treasury Stock, $155,210 shares at cost                               (26,355)
                                                                    ------------
      Total stockholders' deficit                                     (3,587,836)
                                                                    ------------
                                                                    $  3,892,129
                                                                    ============

                 See notes to consolidated financial statements.

               NEW YORK REGIONAL RAIL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          FOR THE NINE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30                  SEPTEMBER 30
                                         ---------------------------   ---------------------------
                                             2005           2004           2005           2004
                                         ------------   ------------   ------------   ------------
Operating revenues                       $  1,480,393   $  1,042,153   $    480,913   $    425,880

Operating expenses                            495,474        459,082        176,592        140,731
                                         ------------   ------------   ------------   ------------
Gross Profit                                  984,919        583,071        304,321        285,149

Legal                                         204,771        174,858        114,752         34,732
Selling and administrative expenses         1,792,032      1,192,016        665,090        346,831
                                         ------------   ------------   ------------   ------------
Total Admin Exp.                            1,996,803      1,366,874        779,842        381,563
                                         ------------   ------------   ------------   ------------
Loss from operations                       (1,011,884)      (783,803)      (475,521)       (96,414)
Other income (expenses):
Other expense                                      --       (142,500)            --       (120,000)
Other income                                       --        321,000             --        321,000
Forgiveness of debt and gain
   on disposal of fixed assets                 19,250         30,252             --             --
Interest expense, net                        (130,909)       (69,484)       (31,322)       (33,814)
                                         ------------   ------------   ------------   ------------
Total other income(expense)                  (111,659)       139,268        (31,322)       167,186
                                         ------------   ------------   ------------   ------------
Net income/(loss) from
   continuing operations                   (1,123,543)      (644,535)      (506,843)        70,772
Discontinued operations:
   income (loss) from operations
      of discontinued operations
      (net of taxes)                          (77,908)       238,919        (61,560)       (36,939)
   gain (loss) from disposal
      on discontinued operations             (745,989)
                                         ------------   ------------   ------------   ------------
Loss before minority interest              (1,947,440)      (405,616)      (568,403)        33,833
Minority interest in (income)
   loss of subsidiary                              --             --             --             --
                                         ------------   ------------   ------------   ------------
Net loss                                   (1,947,440)      (405,616)      (568,403)        33,833
Deemed preferred stock dividend                    --         33,000             --         11,000
                                         ------------   ------------   ------------   ------------
Loss applicable to common Shareholders   $ (1,947,440)  $   (438,616)  $   (568,403)  $     22,833
                                         ============   ============   ============   ============
Loss per share - basic and diluted:
   Loss from continuing operations       $      (0.01)  $      (0.00)  $      (0.00)  $      (0.00)
   Loss from discontinued operations     $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                         ------------   ------------   ------------   ------------
   Loss per share                        $      (0.01)  $      (0.00)  $      (0.00)  $      (0.00)
                                         ============   ============   ============   ============
Weighted average common shares
   outstanding basic and diluted          214,979,124    199,854,684    214,979,124    199,844,790
                                         ============   ============   ============   ============

                 See notes to consolidated financial statements.

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                              September 30
                                                       -------------------------
                                                           2005         2004
                                                       -----------   ----------
Cash flows from operating activities:
   Net loss                                            $(1,947,440)  $ (405,616)
   Gain (loss) from discontinuing operations              (823,897)     238,919
                                                       -----------   ----------
   Net loss from continuing operations                 $(1,123,543)  $ (644,535)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                           208,776      326,023
   Other income                                                 --     (250,000)
   Non-cash Compensation                                        --      100,000
   Bad debt expense                                        (28,304)    (187,682)
   Gain on exchange of forgiveness of debt                 (19,250)     (74,865)
Changes in operating assets and liabilities:
   Accounts receivable                                     (79,332)     (17,570)
   Other current assets                                      3,452      (44,571)
   Other assets                                              9,022           --
   Accounts payable                                         (8,997)     (38,773)
   Accrued expenses                                       (161,139)     (42,718)
   Payroll taxes payable                                    48,045       57,107
   Deferred rent                                            65,331       65,331
   Treasury Stock                                               --        3,243
                                                       -----------   ----------
      Total adjustments                                     37,604     (104,475)
                                                       -----------   ----------
Net cash used in continuing operations                  (1,085,939)    (749,010)
Net cash provided by discontinued operations               208,470      446,344
                                                       -----------   ----------
Net cash used in operating activities                     (877,469)    (302,666)
                                                       -----------   ----------
Cash flows from investing activities:
   Disposal of property and
      equipment - continuing operations                    (85,987)    (297,492)
   Disposal of property and
      equipment - discontinued operations                   13,526     (108,120)
                                                       -----------   ----------
Net cash used in investing activities                      (72,461)    (405,612)
                                                       -----------   ----------
Cash flows from financing activities:
   Payments of long term debt                              (21,618)          --
   Proceeds from other current
      debt - nonrelated party                                   --     (210,000)
   Preferred Series "D" issued for cash
      net of costs                                         400,000    1,142,650
   Proceeds (payments) of current debt
      Related party                                        (42,500)          --
      Non-related party                                         --     (149,865)
                                                       -----------   ----------
Net cash provided by continuing operations                 335,882      782,785

Net cash used in discontinued operations                        --      (53,069)
                                                       -----------   ----------
Net cash provided by financing activities                  335,882      729,716
                                                       -----------   ----------
Net increase (decrease) in cash and cash equivalents      (614,048)      21,438

                NEW YORK REGIONAL RAIL CORPORATION AND AFFILIATES
                        STATEMENTS OF CASH FLOWS (Con't.)
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                              September 30
                                                       -------------------------
                                                            2005       2004
                                                          --------   --------
Cash and cash equivalents at beginning of year             659,108    216,912
                                                          --------   --------
Cash and cash equivalents at end of period                $ 45,060   $238,350
                                                          ========   ========
Supplemental disclosure of cash flow information:

   Cash paid during the period for:

      Interest                                            $130,909   $ 69,484
                                                          ========   ========
      Income Taxes                                        $     --   $     --
                                                          ========   ========

Non-cash investing and financing activities:
Preferred Series "C" stock converted to Common Stock      $440,000   $     --

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2005 are included.

The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Series D Preferred Stock

In February 2004, the Board of Directors designated 2,500 shares of preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have no annual dividend. Upon liquidation or dissolution, each share of Series D Preferred Stock is entitled to a distribution of 110% of the face amount. Each share of Series D Preferred Stock is entitled to 120,000 votes on any matter submitted to a vote of the stockholders provided that at least 1,700 shares of Series D Preferred Stock have been issued and there are no shares of Series C Preferred Stock outstanding. The shares can convert into shares of common stock under various terms. (See Note - M "Subsequent Events" and the Company's 8-K filed February 19, 2004 for further details.) As of September 30, 2005, 2,500 shares of Series D Preferred Stock have been issued.

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

3. DISCONTINUED OPERATIONS

In June 2005, the operations of the trucking subsidiary, JS Transportation, Inc. were discontinued and substantially all of its assets were disposed. In accordance with generally accepted accounting principles, the financial results of the trucking segment are reported as "Discontinued Operations" and the Company's financial results of prior periods have been restated. The restatement has no effect on the net loss or shareholders' equity at September 30, 2005. Condensed results of the discontinued operations are as follows:

                                                For the nine months ended
                                         ---------------------------------------
                                         September 30, 2005   September 30, 2004
                                         ------------------   ------------------
Net Sales                                    $3,177,458           $5,725,803
Income/(loss) before income tax expense      $  (77,908)          $  238,919
Income tax expense                                   --                   --
                                             ----------           ----------
Net earnings                                 $  (77,908)          $  238,919
                                             ==========           ==========
Gain/(loss) on disposition of trucking
   operations                                $ (745,989)                  --
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

The following tables provide summarized information concerning the Company's reportable segments.

                                          Railroad    Trucking      Total
                                        -----------   --------   -----------
As of September 30, 2005
Segment assets                          $ 3,332,008   $560,121   $ 3,892,129

Three months ended September 30, 2005
Operating revenues                      $   480,913        N/A   $   480,913
Gross profit                                304,321        N/A       304,321
Segment profit (loss)                      (506,843)       N/A      (506,843)
Interest expense                             31,322        N/A        31,322
Depreciation and amortization                77,463        N/A        77,463

Three months ended September 30, 2004
Operating revenues                      $   425,880        N/A   $   425,880
Gross profit                                285,149        N/A       285,149
Segment profit (loss)                        70,772        N/A        70,772
Interest expense                             33,814        N/A        33,814
Depreciation and amortization                67,915        N/A        67,915

Nine months ended September 30, 2005
Operating revenues                      $ 1,480,393        N/A   $ 1,480,393
Gross profit                                984,919        N/A       984,919
Segment profit (loss)                    (1,123,543)       N/A    (1,123,543)
Interest expense                            130,909        N/A       130,909
Depreciation and amortization               208,766        N/A       208,766

Nine months ended September 30, 2004
Operating revenues                      $ 1,042,153        N/A   $ 1,042,153
Gross profit                                583,071        N/A       583,071
Segment profit (loss)                      (644,535)       N/A      (644,535)
Interest expense                             69,484        N/A        69,484
Depreciation and amortization               326,023        N/A       326,023

6. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring negative cash flows from operations and recurring net losses, which resulted in accumulated deficit of $20,971,800 at September 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The fair value of the options granted was estimated at the grant using a Black-Scholes option pricing model with the following assumptions at September 30, 2005:

Average risk free interest rate        3
Expected lives (in days)             365
Dividend yield                         0
Expected volatility               100.47

The following table presents the pro-forma net loss and net loss per share after giving effect to FAS123, "Accounting for Stock Based Compensation."

                                    September 30, 2005   September 30, 2004
                                    ------------------   ------------------
Net loss as reported                    ($1,947,440)          ($438,616)
Less: FAS123 stock option expense                --              (4,375)
Pro-forma net loss                      ($1,947,440)          ($442,991)

Net loss per share as reported:

Basic                                  $       (.01)         $     (.00)
Diluted                                $       (.01)         $     (.00)
Pro-format net loss per share:
Basic                                  $       (.01)         $     (.00)
Diluted                                $       (.01)         $     (.00)

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

General

The Company operated a short-line railroad, which transports freight via rail/barges across New York Harbor.

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

As of September 30, 2005, management's business strategy for the Company's rail segment was as follows:

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

By September 30, 2005, management had evaluated operations and assets to determine their true economic value and ascertain the extent to which the Company would be able to recover the assets and opportunities that new management believed had been diverted as summarized in Part II, Item 1.

Recent Accounting Pronouncements

New Pronouncements

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

RESULTS OF OPERATIONS

                      Nine months ended   Three months ended
                     September 30, 2005   September 30, 2005
                     ------------------   ------------------
Operating revenues       $1,480,393            $480,913
Operating expenses          495,474             176,592
Gross profit                984,919             304,321

                      Nine months ended   Three months ended
                     September 30, 2004   September 30, 2004
                     ------------------   ------------------
Operating revenues       $1,042,153            $425,880
Operating expenses          459,082             140,731
Gross profit                583,071             285,149

     During the nine months ended September 30, 2005, the Company had $1,480,393 in revenue compared to $1,042,153 in revenue during the corresponding prior period, an increase of $438,240 or 42.1%. This increase was primarily due to current management's plan to increase utilization of all railroad assets.

     During the three months ended September 30, 2005, the Company had $480,913 in revenue compared to $425,880 in revenue during the corresponding prior period, an increase of $55,033 or 12.9%. Again, this increase was primarily due to current management's plan to increase utilization of all railroad assets.

     Operating expenses for the nine months ended September 30, 2005 were $495,474 compared to $459,082 for the nine months ended September 30, 2004, an increase of $36,392 or 7.9%. This decrease in operating expenses, as a percentage of revenue, is primarily due to current management's reduction of the railroad's operating inefficiencies.

     Operating expenses for the three months ended September 30, 2005 were $176,592 compared to $140,731 for the three months ended September 30, 2004, an increase of $35,861 or 25.5%. This increase in operating expenses is due to the increase in crew payroll and tug services, related to the increase in revenue, offset by current management's reduction of the railroad's operating inefficiencies.

     Operating expenses as a percentage of operating revenue were 44.1% for the nine months ended September 30, 2004. During the same time period in 2005, operating expenses decreased to 33.5% of operating revenue, again, due to current management's increase utilization of all railroad assets and reduction in operating inefficiencies.

     Operating expenses as a percentage of operating revenue were 33.0% for the three months ended September 30, 2004. During the same time period in 2005, operating expenses increased to 36.7% of operating revenue, again, due to the increase in crew payroll and tug services, related to the increase in revenue, offset by current management's reduction of the railroad's operating inefficiencies.

     Administrative expenses increased in the nine months ended September 30, 2005, by $629,929 as compared to the nine months ended September 30, 2004. As a percentage of operating revenues, administrative expenses increased to 134.9% for the nine months ended September 30, 2005, from 131.2% for the nine months ended September 30, 2004. The increase of $629,929 is primarily from an increased legal and professional fees, insurance, utility and repair and maintenance costs.

     Administrative expenses increased in the three months ended September 30, 2005, by $398,279. As a percentage of operating revenues, administrative expenses increased to 162.2% for the three months ended September 30, 2005, from 89.6% for the three months ended September 30, 2004. The increase is due to an increase in legal and professional fees, insurance, utilities and repair and maintenance expenses.

     Net interest expense was $130,909 for the nine months ended September 30, 2005, as compared to $69,484 for the nine months ended September 30, 2004. This increase is attributed to accrued interest not recorded in the last quarter 2004, but charged in 2005.

     Net interest expense was $31,322 for the three months ended September 30, 2005, as compared to $33,814 for the three months ended September 30, 2004.

     The Company recognized a net loss for the nine months ended September 30, 2005 of $1,947,440 versus a loss for the nine months ended September 30, 2004 of $405,616 due to the factors listed above and the disposition of JST's assets associated with the capital lease and the associated goodwill impairment charge at June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash used in operating activities of $877,469 during the nine months ended September 30, 2005 compared to net cash used in operating activities of $302,666 for the nine months ended September 30, 2004. The increase of $514,803 was primarily caused by an increase in net loss, loss from the disposal of JST's assets, income from the termination of the JST capital lease, impairment of goodwill arising from the discontinued operations of the trucking division, an increase in accounts receivable, which was further increased by the reduction of accounts payable and accrued expenses.

The Company had net cash used in investing activities of $72,461 during the nine months ended September 30, 2005 as compared to net cash used in investing activities of $405,612 for the nine months ended September 30, 2004. The decrease of $333,151 was the result of a decrease in the purchase of machinery and equipment.

The Company had net cash provided by financing activities of $335,882 during the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $729,716 for the nine months ended September 30, 2004. The decrease of $393,834 was caused primarily by the sale of preferred stock for $1,143,000 during the nine months ended September 30, 2004 offset by an approximate $107,000 charge to professional fees and by payments approximately $203,000 of current debt and $210,000 of other current debt.

The Company's total assets on September 30, 2005 were $3,892,129, a decrease of $2,444,304 from $6,336,433 on December 31, 2004. Total current assets of the Company on September 30, 2005 decrease by $467,134 to $836,548 from $1,303,682 on December 31, 2004. The decreased assets are primarily attributable to an decrease in property and equipment associated with the disposition of equipment related to the capital lease terminated. Other assets were $22,484 on September 30, 2005 as compared to $34,506 on December 31, 2004. The decrease in other assets is attributed to expiration of permits and licenses.

On September 30, 2005, the Company had total liabilities of $7,479,965 as compared to $8,376,527 on December 31, 2004. On September 30, 2005, current liabilities were $6,502,582 as compared to $6,490,739 on December 31, 2004.

The Company's working capital deficit on September 30, 2005 increased by $478,977 to $5,666,034 from $5,187,057 on December 31, 2004.

The Company's total stockholders deficit on September 30, 2005 increased by $1,547,742 to $3,587,836 from $2,040,094 on December 31, 2004.

As of September 30, 2005 the Company had the following current liabilities:

Accounts payable                                         $  638,581
Accrued expenses                                         $3,499,284
Notes payable and current maturities of long-term debt   $  630,408
Payroll taxes payable                                    $1,276,446
Other Current Liabilities-discontinued operations        $  283,311

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

The State of New Jersey has assessed the Company approximately $63,000 per year since 1996 for real estate taxes. The Company believes that the proper tax should be approximately $17,000 annually. Pending a settlement, the Company has recorded a liability on its books of $551,390 for these real estate taxes. As of January 18, 2006, the Company is actively attempting to settle this dispute. (See Note I of the Form 10KSB for the year ended December 31, 2004 for additionalinformation in regards to this matter.)

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

Accrued expenses include approximately $152,000 owed for accrued interest on convertible notes. The Company anticipates that most of the accrued interest will be satisfied through the issuance of common shares. However, there can be no assurance that this will occur.

Notes payable and current maturities of long-term debt totaling $630,408 includes $236,331 of current maturities of long-term debt primarily for equipment leases or settlement payments on outstanding debts and are payable over 12 months. It also includes $235,000 of convertible notes, which the Company anticipates will be converted into equity. However, there can be no assurance that this will occur.

The Company has an accrual for payroll taxes payable in the amount of $1,276,446. The dispute regarding the payroll taxes stems from 1996 and prior, when the Company was first delinquent in payment of such taxes. The past due taxes then had interest and penalties applied. Subsequently, the Company began paying its payroll tax; however these payments were applied to the past due amounts, causing penalties and interest to be imposed on the current liability. If properly applied only interest would have been charged on the older past due taxes. This misapplication continued until 1998 when the Company was successful in obtaining relief for a portion of this misapplication. The Company received a refund in 1999. The Company believes it is still due a substantial refund for past-misapplied payments and expects that the final settlement will be substantially less than the amount, which it has accrued. As of January 18, 2006, the Company is actively attempting to settle this dispute. However, there can be no assurance that the Company will achieve a satisfactory settlement.

The lease portion of the 2003 Agreement signed with Conrail provides a 20-year land lease, with a 10-year option, to the Company for the use of Conrail's railroad operating property and water rights in Greenville, New Jersey. Pursuant to the lease, in September 2003, the Company exercised an option to lease an additional five acres in the Greenville Yard. The agreement contains rent concessions early in the lease term and then the base rent is $168,500 annually in 2008. Rent expense under the lease has been recognized on a straight-line basis to account for the rent concessions provided during the lease term, resulting in a $65,331 non-cash deferred rent charge during the three months ended September 30, 2005.

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